Form 10-K
period 2012-12-31
C & C TOURS INC
filed 2013-03-28
CIK 1430319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period _________ to _________

Commission file number: 000-54847

C & C TOURS, INC.
 (Exact name of registrant as specified in its charter)

Wyoming	87-0463118
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2157 S. Lincoln Street, Salt Lake City, Utah	84106
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  (801) 323-2395

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No ☐

The registrant does not have a Web site.

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

The registrant did not have an active trading market for its common stock as of the last business day of its most recently completed second fiscal quarter; therefore, an aggregate market value of shares of voting and non-voting common equity held by non-affiliates cannot be determined.

The number of shares outstanding of the registrant’s common stock as of March 18, 2013 was 2,937,000.

Documents incorporated by reference:  None

FORWARD-LOOKING STATEMENTS

There are statements in this annual report that are not historical facts.  These “forward-looking statements” can be identified by use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions.  You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control.  For a discussion of these risks, you should read this entire annual report carefully; especially the risks discussed under the section entitled “Risk Factors.”

Although management believes that the assumptions underlying the forward-looking statements included in this annual report are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this annual report will in fact transpire. You are cautioned to not place undue reliance on these forward-looking statements, which speak only as of the date of this filing. We do not undertake any obligation to update or revise any forward-looking statements.

In this annual report references to “C & C Tours,” “the Company,” “we,” “us,” and “our” refer to C & C Tours, Inc.

PART I

ITEM 1.  BUSINESS

Historical Development

C & C Tours, Inc. was incorporated in the state of Nevada on March 18, 1989. The Company was organized as a charter bus business specializing in Nevada tours. After approximately 28 months of unsuccessful charter bus operations, the Company discontinued those operations in 1991. On June 12, 2012 the Company filed Articles of Continuance in the state of Wyoming effecting a change of domicile from Nevada to Wyoming.

Emerging Growth Company

We qualify as an emerging growth company as that term is used in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

•	A requirement to have only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;

•	Reduced disclosure about the emerging growth company’s executive compensation arrangements; and

•	No non-binding advisory votes on executive compensation or golden parachute arrangements.

We have already taken advantage of these reduced reporting burdens in this annual report, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. We have elected to use the extended transition period and therefore our financial statements may not be comparable to companies that comply with public company accounting standard effective dates.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

For more details regarding this exemption, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” below.

Our Business Plan

Our business purpose is to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business opportunity, rather than immediate, short-term earnings. Our search for a business opportunity will not be limited to any particular geographical area or industry, including both U.S. and international companies. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors. Our management believes that companies who desire a public market to enhance liquidity for current stockholders or plan to acquire additional assets through issuance of securities rather than for cash will be potential merger or acquisition candidates.

For the first 28 months of operations, the Company was considered a “startup company,” a company with limited operational history but not meeting the conditions of having “no or nominal operations.” (See Footnote 172 of SEC Release No. 33-8869, December 6, 2007). Based upon the Company’s startup history and the extent of our initial operations the Company was a startup company for at least the initial 28 months. After we ceased our charter business operations we became a "blank check" company based upon our proposed business activities. The United States Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies and is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act." Under SEC Rule 12b-2, we also qualify as a “shell company” because we have no or nominal assets and operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination.

The analysis of new business opportunities will be undertaken by or under the supervision of our management. As of the date of this filing, we have not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In our efforts to analyze potential acquisition targets, we intend to consider the following factors:

•	Potential for growth, indicated by new technology, anticipated market expansion or new products;

•	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

•	Strength and diversity of management, either in place or scheduled for recruitment;

•
Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

•	The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

•	The extent to which the business opportunity can be advanced;

•	The accessibility of required management expertise, personnel, services, professional assistance and other required items; and

•	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital available for investigation, we may not thoroughly discover all facts, whether adverse or favorable, about the opportunity to be acquired. In addition, we will be competing against other entities that possess greater financial, technical and managerial capabilities for identifying and completing business combinations.

In evaluating a prospective business combination, management will conduct as extensive a due diligence review of potential targets as possible; however, none of our management are professional business analysts. (See “Item 5. Directors and Executive Officers,” below.) Our executive officers have limited experience with mergers and acquisitions of business opportunities and they have not been involved with an initial public offering. Potential investors must recognize that due to our management’s inexperience with business combinations we may not adequately evaluate a potential business opportunity.

We are unable to predict the time as to when, and if we may ever actually participate in any specific business endeavor. We anticipate that proposed business ventures will be made available to us through personal contacts of our directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which we eventually participate. Such persons may include our directors, executive officers and beneficial owners of our securities or their affiliates. In that event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals.

In addition, certain conflicts of interest exist or may develop between C & C Tours and our officers and directors. Our management has other business interests to which they currently devote attention, which include their primary employment and management of other public companies. (See “Item 5. Directors and Executive Officers,” and “Item 1A. Risk Factors,” below.) They may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. Also, our management does not receive compensation from us and Mr. Taylor does not own any shares of our common stock. In the process of negotiations for an acquisition or merger our management may be influenced towards a business opportunity that may provide them with some personal pecuniary benefit. In addition, Mr. Peters may consider the interests of other blank check companies he is affiliated with rather than the best interests of C & C Tours and our stockholders.

We presently do not foresee entering into a merger or acquisition transaction with any business with which our officers or directors are currently affiliated; however, we may acquire or merge with companies of which our management’s affiliates or associates have a direct or indirect ownership interest.  If we determine in the future that a transaction with an affiliate would be in our best interest, we are permitted by Wyoming law to enter into such a transaction if:

•	The material facts regarding the relationship or interest of the affiliate in the contract or transaction are disclosed or are known to the board of directors.
•	A majority of the board of directors, but no fewer than two (2) of all the non-interested directors authorize the transaction.

We expect that our due diligence will encompass, among other things, meetings with incumbent management of the target business and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to the Company. This due diligence review will be conducted either by our management or by third parties we may engage. Our limited funds and the lack of full-time management may likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. We anticipate that we will rely upon funds provided by advances and/or loans from management and significant stockholders to conduct investigation and analysis of any potential target companies or businesses. We may also rely upon the issuance of our common stock in lieu of cash payments for services or expenses related to any analysis. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like, which, if the Company had more capital available it would be better in our due diligence process. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or other persons associated with the target business seeking our participation.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty.  Any costs incurred with respect to the indemnification and evaluation of a prospective business combination that is not ultimately completed may result in a loss to the Company.  Also, fees may be paid in connection with the completion of all types of acquisitions, reorganizations or mergers.  These fees are usually used to pay legal costs, accounting costs, finder’s fees, consultant’s fees and other related expenses.  In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by us.  We have no present arrangements or understandings respecting any of these types of fees.

Significant stockholders may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition.  It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction.  We have not adopted any procedures or policies for the review, approval or ratification of any related party transactions.

Our common stock is not publicly traded at this time and we cannot assure that a market will develop or that a stockholder ever will be able to liquidate his investments without considerable delay, if at all.  If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990.  The liquidity of penny stock is affected by specific disclosure procedures required by these rules to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock.  These rules may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any future market.

Form of Acquisition

The manner in which we participate in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the business opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that we will acquire our participation in a business opportunity through the issuance of our common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a) (1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those persons who were our stockholders prior to such reorganization. Our present stockholders will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. In addition, as part of such a transaction, all or a majority of our directors may resign, and one or more new directors may be appointed, without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders.  In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities.  The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others.  If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation might not be recoverable.  Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

In addition, Form 8-K under SEC regulations regarding shell companies and transactions with shell companies requires the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 Registration Statement with the SEC, along with required audited, interim and pro forma financial statements, within four business days of the closing of any such transaction; this may eliminate many of the perceived advantages of these types of transactions. These regulations also deny the use of Form S-8 for the registration of securities of a shell company, and limit the use of Form S-8 to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company. This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees. In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expense costs that are normally avoided by reverse reorganizations.

Competition

Additionally, we are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for the Company. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a business combination.

Effect of Existing or Probable Governmental Regulations on Business

We are subject to the Exchange Act and the Sarbanes-Oxley Act of 2002.  The Exchange Act will require the Company to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the SEC on a regular basis, and we will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.  The Sarbanes-Oxley Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and to strengthen auditor independence.  It also requires steps be taken to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; it establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; it creates guidelines for audit committee members’ appointment, and compensation and oversight of the work of public companies’ auditors; it prohibits certain insider trading during pension fund blackout periods; and it establishes a federal crime of securities fraud, among other provisions.

We will also be subject to Section 14(a) of the Exchange Act which requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A.  Matters submitted to our stockholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14A; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

Finally, the SEC, state securities commissions and NASAA (North American Securities Administrators Association) have expressed an interest in adopting policies that will streamline the registration process and make it easier for smaller reporting companies to have access to the public capital markets.  The present laws, rules and regulations designed to promote availability to the smaller reporting company of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for blank check or shell companies like us, and may make the use of these companies obsolete.

Employees

We presently do not have employees.  Our directors and officers are engaged in outside business activities and anticipate that they will devote limited time to our business until a business opportunity has been identified.  We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

ITEM 1A.  RISK FACTORS

Risks Related to Our Business

Our auditors have issued a going concern opinion.

At December 31, 2012, we had negative working capital of $56,011, had not generated revenues and had accumulated losses of $89,779 since inception. Our auditors have issued a going concern opinion. We do not anticipate that we will have revenues until we acquire or merge with a business opportunity. Accordingly, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is advances or investments by others in our company. We must obtain a business opportunity to support our operations.

We had no assets and no source of revenue.

We have no assets and have had no revenues since inception.  We will not receive revenues until we select an industry in which to commence business or complete an acquisition, reorganization or merger.  We can provide no assurance that any selected or acquired business will produce any material revenues for our stockholders, or that any such business will operate on a profitable basis.

We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a merger or other business combination with an operating business.  This may result in our incurring a net operating loss that will increase unless we consummate a business combination with a profitable business.  We cannot assure you that we can identify a suitable business opportunity and consummate a business combination, or that any such business will be profitable at the time of its acquisition by the Company or ever.

We face a number of risks associated with potential acquisitions, including the possibility that we may incur substantial debt which could adversely affect our financial condition.

We intend to use reasonable efforts to complete a merger or other business combination with an operating business. Such combination will be accompanied by risks commonly encountered in acquisitions, including, but not limited to, insufficient revenues to offset increased expenses associated with the acquisition. Failure to manage and successfully integrate the acquisition we make could harm our business, our strategy and our operating results in a material way. Additionally, completing a business combination is likely to increase our expenses and it is possible that we may incur substantial debt in order to complete a business combination, which can adversely affect our financial condition. Incurring a substantial amount of debt may require us to use a significant portion of our cash flow to pay principal and interest on the debt, which will reduce the amount available to fund working capital, capital expenditures, and other general purposes. Our indebtedness may negatively impact our ability to operate our business and limit our ability to borrow additional funds by increasing our borrowing costs, and impact the terms, conditions, and restrictions contained in possible future debt agreements, including the addition of more restrictive covenants; impact our flexibility in planning for and reacting to changes in our business as covenants and restrictions contained in possible future debt arrangements may require that we meet certain financial tests and place restrictions on the incurrence of additional indebtedness and place us at a disadvantage compared to similar companies in our industry that have less debt.

Future success is highly dependent on the ability of management to locate and attract a suitable business opportunity.

The nature of our operations is highly speculative, and there is a consequent risk of loss of an investment in the Company.  The success of our plan of operation will depend to a great extent on the operations, financial condition and management of a yet to be identified business opportunity.  While management intends to seek business combination(s) with entities having established operating histories, we cannot provide any assurance that we will be successful in locating candidates meeting that criterion.  In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm, its financial position and numerous other factors beyond our control.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting limited time to our affairs.  Our officers have not entered into written employment agreements with the Company and are not expected to do so in the foreseeable future.  This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

Certain conflicts of interest exist or may develop between the Company and our officers and directors.

Our Director and Secretary/Treasurer, Mr. Peters, currently serves as a director and executive officer of two other blank check companies, Bingham Canyon Corporation and Cancer Capital Corp., which are fully reporting companies with business plans and operations similar to ours and they are also seeking business opportunities to acquire or merge with.  In the search for and in the process of negotiations for an acquisition of, or merger with, a business opportunity, Mr. Peters may consider the interests of these other blank check companies rather than the best interests of C & C Tours and our stockholders.

In addition, Messrs. Taylor and Peters may be influenced towards business opportunities that might provide them with some personal pecuniary benefit because they do not have compensation agreements with the Company and Mr. Taylor does not own any Company shares. We will be reliant upon their duty of loyalty to the Company in the exercise of their duties.

There can be no assurance that we will successfully consummate a business combination.

We can give no assurances that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination.  Management has not identified any particular industry or specific business within an industry for evaluation.  We cannot guarantee that we will be able to negotiate a business combination on favorable terms.  At the date of this filing, we have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity.  No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination.

The terms for any future business combination that involve related parties or affiliates may not be on terms that are comparable to what could be obtained from unaffiliated third parties.

Our management and affiliates will play an integral role in establishing the terms for any future business combination.  We do not have policies and procedures in place to govern transactions with related parties or affiliates, accordingly, these transactions may be negotiated between related parties without “arm’s length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

Reporting requirements under the Exchange Act and compliance with the Sarbanes-Oxley Act of 2002, including establishing and maintaining acceptable internal controls over financial reporting, are costly.

The Company currently has no business that produces revenues; however, the rules and regulations pursuant to the Exchange Act require a public company to provide periodic reports with interactive data files which will require the Company to engage legal, accounting, auditing services and XBRL and EDGAR service providers. The engagement of such services can be costly and the Company is likely to incur losses which may adversely affect the Company’s ability to continue as a going concern. Additionally, the Sarbanes-Oxley Act of 2002 will require the Company to establish and maintain adequate internal controls and procedures over financial reporting. The costs of complying with the Sarbanes-Oxley Act of 2002 and the limited time that management will devote to the Company may make it difficult for the Company to establish and maintain adequate internal controls over financial reporting. In the event the Company fails to maintain an effective system of internal controls or discover material weaknesses in our internal controls, we may not be able to produce reliable financial reports or report fraud, which may harm our financial condition and result in loss of investor confidence and a decline in our share price.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition.  The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition.  Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States.  These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargos, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences.  Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

Risks Related to Our Stockholders and Shares of Common Stock

There is currently no trading market for our common stock, and liquidity of shares of our common stock is limited.

Shares of our common stock are not registered under the securities laws of any state or other jurisdiction and there is no public trading market for our common stock.  Further, no public trading market is expected to develop in the foreseeable future unless and until we complete a business combination with an operating business.  Therefore, outstanding shares of common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act of 1933 (“Securities Act”) and any other applicable federal or state securities laws or regulations.  Stockholders may rely on the exemption from registration provided by Rule 144 of the Securities Act (“Rule 144”), subject to certain restrictions; namely, common stock may not be sold until one year after:

(i)   the completion of a business combination with a private company in a reverse merger or reverse takeover transaction after which the Company would cease to be a “shell company” (as defined in Rule 12b-2 under the Exchange Act) and

(ii)   the disclosure of certain information on a Current Report on Form 8-K within four business days thereafter, and only if the Company has been current in all of its periodic SEC filings for the 12 months preceding the contemplated sale of stock.

Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

We have never paid dividends on our common stock.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future.  We anticipate that any funds available for payment of dividends will be re-invested into the Company to further our business strategy.

We are an “emerging growth company” under the JOBS Act and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

As an emerging growth company we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.  In addition we have elected to use the extended transition period that allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies and, therefore, our financial statements may not be comparable to companies that comply with public company effective dates.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We will remain an emerging growth company for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any December 31.

It is likely that our common stock will be considered “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock may be deemed to be “penny stock” as that term is defined under the Exchange Act. Penny stocks generally are equity securities with a price of less than $5.00. Penny stock rules impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse.

The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. A broker/dealer must receive a written agreement to the transaction from the investor setting forth the identity and quantity of the penny stock to be purchased. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

We expect to issue more shares in a merger or acquisition which will result in substantial dilution.

Our Articles of Incorporation authorize the Company to issue an aggregate of 20,000,000 shares of common stock and we currently have 2,937,000 shares outstanding. Any merger or acquisition effected by the Company may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, our common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. In an acquisition type transaction, our board of directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

ITEM 2.  PROPERTIES

We neither rent nor own any properties.  We utilize the office space and equipment of our executive officers without charge.  We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any legal proceedings as of the date of this filing.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable to our operations.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not listed to trade on any public trading market. We do not have any outstanding options or warrants to purchase our securities or securities convertible into our common stock. We believe that our 2,937,000 shares outstanding may be sold pursuant to Rule 144. We do not have any present plans to register shares under the Securities Act.

Holders

We have 94 stockholders of record of our common stock as of March 18, 2013.

Dividends

We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are currently a development stage company and have not recorded revenues from operations to date. We have not established an ongoing source of revenues sufficient to cover our operating costs. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to obtain capital from management, significant stockholders or third parties to cover minimal expenses; however, there is no assurance that additional funding will be available. Our ability to continue as a going concern during the long term is dependent upon our ability to find a suitable company and acquire or enter into a merger with such company.

The type of business opportunity with which we acquire or merge will affect our profitability for long term. We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur through a public offering.

Our management has not had any contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

We anticipate that the Company will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon other parties to provide and pay for professional expenses and loans. At December 31, 2012, we had $140 in cash compared to $41 at December 31, 2011. Our total liabilities increased from $21,868 for the 2011 year to $56,151 for 2012 and this increase primarily represents advances and services provided by a third party consultant, First Equity Holdings Corp. This consultant has provided professional services, paid for legal, accounting and administrative services on our behalf and/or provided advances to cover our operating costs. These contributions totaling $48,140 are not formally documented and we have recognized them as non-collateralized loans, payable on demand and carrying interest of 8%.

We intend to obtain capital from management, significant stockholders and third parties to cover minimal operations; however, there is no assurance that additional funding will be available.  Our ability to continue as a going concern during the long term is dependent upon our ability to find a suitable business opportunity and acquire or enter into a merger with such company.  The type of business opportunity with which we acquire or merge will affect our profitability for the long term.

During the next 12 months we anticipate incurring additional costs related to the filing of Exchange Act reports. We believe we will be able to meet these costs through advances and loans provided by management, significant stockholders or third parties.  We may also rely on the issuance of our common stock in lieu of cash to convert debt or pay for expenses.

Results of Operations

We had no revenues during 2011 and 2012.  General and administrative expense increased from $11,500 for 2011 to $32,028 for 2012.  These increases reflect the costs for accounting, professional and consulting fees required to prepare the Company to become a public reporting company.  Other expense increased from $768 for 2011 to $2,156 for 2012 and represents interest expense related to loans.  As a result, our net loss increased from $12,268 for 2011 to $34,184 for 2012.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

We qualify as an “emerging growth company” under the recently enacted JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

•	Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	Submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency”

•	Obtain shareholder approval of any golden parachute payments not previously approved; and

•
Disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executives compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion; (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

C & C TOURS, INC.

(A Development Stage Company)

Financial Statements

December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders Prestige Capital Corporation

We have audited the accompanying balance sheet of C&C tours, Inc. (a Development Stage Company) (the “Company”)  as of  December 31, 2012 and the related statements of operations, stockholders’ equity, and cash flows for the year ended. C&C Tours’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of C&C Tours, Inc.as of December 31, 2011 and for the cumulative period from June 11, 1991 through December 31, 2011 were audited by other auditors whose report dated  November  8, 2012, expressed an unqualified opinion on those statements. Our opinion, in so far as it relates to the period from June 1, 1991 through December 31, 2011, is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C&C Tours, Inc. (a Development Stage Company) as of December 31, 2012, and the results of its operations and its cash flows for year ended and for the period June 1, 1991 (inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, The Company is in the development stage, has not earned significant revenue, has suffered net losses and has had negative cash flows from operating activities during the year ended December 31, 2012 and for the cumulative period   June 1, 1991 through December 31, 2012. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP
Schaumburg, Illinois
March 28, 2013

1107 Brunswick Harbor
Schaumburg, IL 60193
630.277.2330

50 West Broadway, Suite 600 Salt Lake City, Utah 84101 (801) 328-4408 Fax (801) 328-4461 www.hjcpafirm.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
C&C Tours, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheets of C&C  Tours, Inc. (A Development Stage Company) as of December 31, 2011, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and from inception of the development stage on June 1, 1991 through December 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C&C Tours, Inc. (A Development Stage Company) as of December 31, 2011, and the results of its operations and its cash flows for the years then ended, and from inception on January 1, 1991 through December 31, 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As disclosed in Note 2 to the financial statements, the Company does not generate significant revenue and has negative cash flow from operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result in the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
November 8, 2012

C & C TOURS, INC.
(a Development Stage Company)
Balance Sheets

	DEC 31, 2012	DEC 31, 2011
ASSETS
CURRENT ASSETS
Cash	$140	$41
Total current assets	140	41

TOTAL ASSETS	$140	$41

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$5,087	$-
Loans payable - current	48,140	21,100
Accrued interest	2,924	768
Total current liabilities	56,151	21,868
TOTAL LIABILITIES	56,151	21,868

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 20,000,000 shares authorized at $.001 par value, 2,937,000 shares issued and outstanding at, December 31, 2012 and December 31, 2011	2,937	2,937
Additional paid-in capital	34,970	34,970
Deficit accumulated prior to the development stage	(4,139)	(4,139)
Deficit accumulated during the development stage	(89,779)	(55,595)
Total stockholders' equity (deficit)	(56,011)	(21,827)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	140	41

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.
(a Development Stage Company)
Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2012	FOR THE YEAR ENDED DEC 31, 2011	FROM INCEPTION ON JUN 1, 1991 TO DEC 31, 2012
			(Unaudited)

Revenues	$-	$-	$-

Expenses
General and administrative	32,028	11,500	86,855
Total expenses	32,028	11,500	86,855

Net operating loss before other expense	(32,028)	(11,500)	(86,855)

Other income (expense), non-operating
Interest expense	(2,156)	(768)	(2,924)
Total other income (expense)	(2,156)	(768)	(2,924)

Loss from operations before income taxes	(34,184)	(12,268)	(89,779)

Income taxes	-	-	-

Net loss	$(34,184)	$(12,268)	$(89,779)

Basic and diluted net loss per share	$(0.01)	$(0.00)

Weighted average shares outstanding	2,937,000	2,937,000

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.
(a Development Stage Company)
 Statements of Shareholders’ Equity (Deficit)
From inception of the development stage on June 1, 1991 through December 31, 2012

	Common Stock		Additional Paid-in Capital	Deficit Accumulated Prior to the Development Stage	Deficit Accumulated During the Development Stage
	Shares	Amount

Balance May 31, 1991	1,002,500	$1,002	$3,008	$(4,139)	$-
Net loss for the year ended December 31, 1991	-	-	-	-	(196)
Balance December 31, 1991	1,002,500	1,002	3,008	(4,139)	(196)
Common stock issued for services at $0.004 per share, June 26, 1992	2,500	3	7	-	-
Net loss for the year ended December 31, 1992	-	-	-	-	-
Balance December 31, 1992	1,005,000	1,005	3,015	(4,139)	(196)
Net loss for the year ended December 31, 1993		-	-	-	(250)
Balance, December 31, 1993	1,005,000	1,005	3,015	(4,139)	(446)
Common stock issued for cash at $0.004 per share, June 24, 1994	500,000	500	1,500	-	-
Common stock issued for services at $0.004 per share, June 24, 1994	2,500	3	7	-	-
Net loss for the year ended December 31, 1994	-	-	-	-	-
Balance December 31, 1994	1,507,500	1,508	4,522	(4,139)	(446)
Common stock issued for cash at $0.004 per share, January 20, 1995	500,000	500	1,500	-	-
Net loss for the year ended December 31, 1995	-	-	-	-	(85)
Balance December 31, 1995	2,007,500	2,008	6,022	(4,139)	(531)
Common stock issued for services at $0.004 per share, June 28, 1996	2,000	2	6	-	-
Net loss for the year ended December 31, 1996	-	-	-	-	(100)
Balance, December 31, 1996	2,009,500	2,010	6,028	(4,139)	(631)
Common stock issued for services at $0.004 per share, June 27, 1997	2,000	2	6	-	-
Net loss for the year ended December 31, 1997	-	-	-	-	(170)
Balance December 31, 1997	2,011,500	2,012	6,034	(4,139)	(801)
Net loss for the year ended December 31, 1998	-	-	-	-	(290)
Balance December 31, 1998	2,011,500	2,012	6,034	(4,139)	(1,091)
Net loss for the year ended December 31, 1999	-	-	-	-	(205)
Balance December 31, 1999	2,011,500	2,012	6,034	(4,139)	(1,296)
Net loss for the year ended December 31, 2000	-	-	-	-	(205)
Balance December 31, 2000	2,011,500	2,012	6,034	(4,139)	(1,501)
Net loss for the year ended December 31, 2001	-	-	-	-	(205)
Balance, December 31, 2001	2,011,500	2,012	6,034	(4,139)	(1,706)
Contributed capital by officer	-	-	5,215	-	-
Net loss for the year ended December 31, 2002	-	-	-	-	(7,233)
Balance December 31, 2002	2,011,500	2,012	11,249	(4,139)	(8,939)
Contributed capital by officer	-	-	200	-	-
Net loss for the year ended December 31, 2003	-	-	-	-	(226)
Balance December 31, 2003	2,011,500	2,012	11,449	(4,139)	(9,165)
Contributed capital by officer	-	-	5,090	-	-
Net loss for the year ended December 31, 2004	-	-	-	-	(5,187)
Balance December 31, 2004	2,011,500	2,012	16,539	(4,139)	(14,352)
Net loss for the year ended December 31, 2005	-	-	-	-	(898)
Balance December 31, 2005	2,011,500	2,012	16,539	(4,139)	(15,250)
Net loss for the year ended December 31, 2006	-	-	-	-	-
Balance December 31, 2006	2,011,500	2,012	16,539	(4,139)	(15,250)
Net loss for the year ended December 31, 2007	-	-	-	-	(4,743)
Balance December 31, 2007	2,011,500	2,012	16,539	(4,139)	(19,993)

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.
(a Development Stage Company)
Statements of Shareholders’ Equity (Deficit)
From inception of the development stage on June 1, 1991 through December 31, 2012 (continued)

	Common Stock		Additional Paid-in Capital	Deficit Accumulated Prior to the Development Stage	Deficit Accumulated During the Development Stage
	Shares	Amount

Balance December 31, 2007	2,011,500	$2,012	$16,539	$(4,139)	$(19,993)
Common stock issued for services at $0.001 per share, July 16, 2008	840,000	840	-	-	-
Common stock issued for cash at $0.20 per share, October 20, 2008	82,000	82	16,318	-	-
Common stock issued for services at $0.20 per share, October 20, 2008	3,500	3	697	-	-
Net loss for the year ended December 31, 2008	-	-	-	-	(7,452)
Balance December 31, 2008	2,937,000	2,937	33,554	(4,139)	(27,445)
Contributed capital by shareholders	-	-	1,416	-	-
Net loss for the year ended December 31, 2009	-	-	-	-	(6,282)
Balance December 31, 2009	2,937,000	2,937	34,970	(4,139)	(33,727)
Net loss for the year ended December 31, 2010	-	-	-	-	(9,600)
Balance December 31, 2010	2,937,000	2,937	34,970	(4,139)	(43,327)
Net loss for the year ended December 31, 2011	-	-	-	-	(12,268)
Balance December 31, 2011	2,937,000	2,937	34,970	(4,139)	(55,595)
Net loss for the year ended December 31, 2012	-	-	-	-	(34,184)
Balance December 31, 2012	2,937,000	$2,937	$34,970	$(4,139)	$(89,779)

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.
(a Development Stage Company)
 Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2012	FOR THE YEAR ENDED DEC 31, 2011	FROM INCEPTION ON JUN 1, 1991 TO SEPT 30, 2012

Cash Flows from Operating Activities
Net loss	$(34,184)	$(12,268)	$(89,779)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Common stock issued for services	-	-	1,576
Accounts payable	5,087	-	5,087
Accrued interest	2,156	768	2,924
Net cash used by operating activities	(26,941)	(11,500)	(80,193)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	-	-	-

Cash Flows from Financing Activities
Shareholder contributions	-	-	10,505
Cash overdraft	-	-	(129)
Common stock issued for cash	-	-	20,400
Proceeds from loans payable	27,040	11,500	55,057
Payments on loans payable	-	-	(5,500)
Net cash provided (used) by financing activities	27,040	11,500	80,333

Net Increase (Decrease) in Cash	99	-	140

Cash at Beginning of Period	41	41	-

Cash at End of Period	$140	$41	$140

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Forgiveness of related party debt	$-	$-	$1,415

The accompanying notes are an integral part of these financial statements

C & C Tours, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012 and December 31, 2011

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

The Company was organized under the laws of the State of Nevada on March 18, 1989. The Company was organized as a charter bus business specializing in Nevada tours. In 1991, after about 28 months of unsuccessful charter bus business, the operations were discontinued and the Company returned to the development stage. On June 12, 2012 the Company filed Articles of Continuance in the state of Wyoming effecting a change of domicile from Nevada to Wyoming. The Company is currently considered a development stage company as defined by Generally Accepted Accounting Principles and is actively seeking potential business opportunities or potential mergers with existing operating companies.

Significant Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements are as follows:

a.	Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

b.	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

c.	Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

d.	Basic and Fully Diluted Income (Loss) Per Share

In accordance with ASC 260, Earnings Per Share (“ASC 260”) (formerly SFAS No. 128), the computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements.

The computations of basic and fully diluted loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements, plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible debentures. As of December 31, 2012 and 2011, all common stock activity has been included and there were no items considered to be anti-dilutive.

C & C TOURS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012 and December 31, 2011

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Following is a reconciliation of the loss per share for the years ended December 31, 2012 and 2011, respectively:

	For the Years Ended
	December 31,
	2012	2011
Net (loss) available to
Common shareholders	$34,184	$12,268

Weighted average shares	2,937,000	2,937,000

Basic and fully diluted loss
per share (based on
weighted average shares)	$(0.01)	$(0.00)

e.	Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash.   Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company does not maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The Company had $0 of cash balances in excess of federally insured limits at December 31, 2012 and 2011.

NOTE 2 -  GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $34,184 and $12,268 during the years ended December 31, 2012 and 2011 respectively. This factor, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

C & C TOURS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012 and December 31, 2011

NOTE 2 - GOING CONCERN (Continued)

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax liabilities consist of the following components as of December 31, 2012 and 2011:

	2012	2011

Deferred tax assets:
NOL Carryover	$14,100	$8,900
Allowance for Doubtful Accounts	-	-
Related Party Accruals	-	-
Deferred tax liabilities
Depreciation

Valuation allowance	(14,100)	(8,900)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2012 and 2011 due to the following:

	2012	2011

Book Income	$(5,200)	$(1,800)
Depreciation	-	-
Allowance for Doubtful Accounts	-	-
Related Party Accruals	-	-
Unrealized Loss	-	-
Valuation allowance	5,200	1,800
	$-	$-

C & C TOURS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012 and December 31, 2011

NOTE 3 - INCOME TAXES (Continued)

As of December 31, 2012, the Company had net operating loss carryforwards of approximately $94,000 that may be offset against future taxable income from the year 2011 through 2031. No tax benefit has been reported in the December 31, 2012 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2012 and 2011, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2012, 2011, and 2010.

NOTE 4 – COMMON STOCK TRANSACTIONS

On June 26, 1992, the Company issued 2,500 shares of its previously authorized, but unissued common stock for services valued at $10, or $0.004 per share.

On June 24, 1994, the Company issued 500,000 shares of its previously authorized, but unissued common stock for cash valued at $2,000, or $0.004 per share.

On June 24, 1994, the Company issued 2,500 shares of its previously authorized, but unissued common stock for services valued at $10, or $0.004 per share.

On January 20, 1995, the Company issued 500,000 shares of its previously authorized, but unissued common stock for cash valued at $2,000, or $0.004 per share.

On June 28, 1996, the Company issued 2,000 shares of its previously authorized, but unissued common stock for services valued at $8, or $0.004 per share.

On June 27, 1997, the Company issued 2,000 shares of its previously authorized, but unissued common stock for services valued at $8, or $0.004 per share.

On July 16, 2008, the Company issued 840,000 shares of its previously authorized, but unissued common stock for services valued at $840, or $0.001 per share.

On October 20, 2008, the Company issued 82,000 shares of its previously authorized, but unissued common stock for cash valued at $16,400, or $0.20 per share.

C & C TOURS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012 and December 31, 2011

NOTE 4 – COMMON STOCK TRANSACTIONS (Continued)

On October 20, 2008, the Company issued 3,500 shares of its previously authorized, but unissued common stock for services valued at $700, or $0.20 per share.

NOTE 5 – LOANS PAYABLE

Loans payable consists of legal and accounting fees and out-of-pocket costs incurred through a third party. These payables are non-collateralized, bear interest at 8%, and are due on demand. As such, these loans are classified as current on the Company’s Balance Sheet. Interest expense for the years ended December 31, 2012 and 2011 totaled $2,924 and $768, respectively. No payments on principal or interest have been made to date.

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

On January 1, 2008 the Company adopted FASB ASC 820-10-50, “Fair Value Measurements”. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures.  The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

NOTE 7 – COMMITMENTS AND CONTINGINCIES

The Company has not entered into or been engaged in any commitments or contingencies for the fiscal years ended December 31, 2012 and 2011. As such, no liability has been recorded on the financial statements for any contingent liability or commitment. The Company has read and addressed SAB Topic 5T and believes all contributed services provided have been accounted for.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events pursuant to ASC No. 855 and determined there are not any material subsequent events occurring after the date of the balance sheet through the date these financial statements were issued requiring disclosure in the accompanying financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 2, 2012, the Company engaged HJ & Associates, LLC, Certified Public Accountants and Consultants, as our independent registered accounting firm.  The Company had not engaged an independent registered accounting firm prior to that date.

As reported in our Form 8-K filed March 11, 2013, the Company dismissed HJ & Associates, LLC on March 8, 2013.  On the same date the Company engaged KLJ & Associates, LLP, as our independent registered public accounting firm.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were ineffective due to a control deficiency. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company we are unable to remediate this deficiency until we acquire or merge with another company.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible to establish and maintain adequate internal control over financial reporting.   Our principal executive officer is responsible to design or supervise a process to be effected by our board of directors that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The policies and procedures include:

•	maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of assets,

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

For the year ended December 31, 2012, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers and their respective ages, positions, and biographical information are set forth below. Our bylaws require not less than three directors and our current directors serve until our next annual meeting or until each is replaced by a qualified director. We currently have one vacancy on our board of directors. Our executive officers are chosen by our board of directors and serve at its discretion. There are no existing family relationships between our executive officers or directors.

Name	Age	Position Held	Term of Director
Brett D. Taylor	51	Director, President	April 2012 until next annual meeting
J. William Peters	61	Director, Secretary/Treasurer	April 2012 until next annual meeting

Brett D. Taylor

Mr. Taylor was appointed as our Director and President on April 25, 2012. Since 2006 he has been employed by Codale Electric Supply as an operations manager. In this position he manages logistics for product delivery, the company safety program, and operations for Idaho, Utah, Nevada, Oregon, Arizona and Wyoming. Prior to working for Codale, for 12 years he owned and operated Moab Cyclery and Kaibab Tours, companies that provided recreational equipment and services to visitors to southern Utah.

The Board believes his experience as an owner of small private companies providing services to the public may provide valuable insights during the investigation of business opportunities.

J. William Peters

Mr. Peters was appointed as our Director and Secretary/Treasurer on April 10, 2012. For the past five years Mr. Peters has been employed with Principal Leasing, Inc. as an office manager. Since 2003 to the present, he has served as the President of Development Specialties, Inc., a property management company. Neither company is a parent, subsidiary or other affiliate of C & C Tours. During the past ten years Mr. Peters has served as a director and executive officer of Bingham Canyon Corporation and Cancer Capital Corp., companies that have a class of securities registered with the SEC pursuant to Section 12. Prior to 2008 he periodically served in management positions of four other blank check companies seeking business opportunities. Mr. Peters studied business administration at Long Beach Community College and California Polytechnic State University in San Luis Obispo, California.

The Board believes Mr. Peters’ experience serving in management positions for private companies and public reporting companies may prove significant in our search for a business opportunity.  The Board also believes his experience with public reporting companies may be critical to our operations moving forward.

Involvement in Legal Proceedings

During the past ten years none of our executive officers have been involved in any legal proceedings that are material to an evaluation of their ability or integrity; namely:  (1) filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing; (2) been convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/her involvement in any type of business, securities or banking activities; or (4) been found by a court of competent jurisdiction in a civil action, by the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  We believe no reports were required to be filed for the year ended December 31, 2012.

Code of Ethics

Since we have only two persons serving as directors and executive officers and because we have minimal operations, we have not adopted a code of ethics for our principal executive and financial officers. Our board of directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and comply with applicable governmental laws and regulations.

Corporate Governance

We are a smaller reporting company with minimal operations and only two directors and officers. As a result, we do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee. Our entire board of directors acts as our nominating and audit committee.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

Our former and current principal executive officers did not receive compensation during the past fiscal year ended December 31, 2012. None of our named executive officers received any cash or non-cash compensation during the past two years, nor did any executive officers have outstanding equity awards at year end. We currently have no employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors. In accordance with SAB Topic 5T, the Company believes all services and expenses contributed by management have been accounted for in the Company’s financials.

We do not offer retirement benefit plans to our executive officers, nor have we entered into any contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at, or in connection with, the resignation, retirement or other termination of a named executive officer, or a change in control of the company or a change in the named executive officer’s responsibilities following a change in control.

Director Compensation

We have not paid compensation to any directors during the past two fiscal years.  We do not have any arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following table sets forth the beneficial ownership of our outstanding common stock by our management.  We are not aware of any person or group that beneficially owns more than 5% of our outstanding common stock.  Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act, and generally includes voting or investment power with respect to the securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 2,937,000 shares of common stock outstanding as of March 18, 2013.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership		Percent of class
J. William Peters	140,000	(1)	4.8%
Directors and officers as a group	140,000		4.8%

(1)   Represents shares held by Liberty Partners, LLC of which Mr. Peters is an affiliate.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

During the past two fiscal we have not engaged in or propose to engage in any transactions involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons.

Director Independence

None of our directors are independent directors as defined by NASDAQ Stock Market Rule 5605(a)(2).  This rule defines persons as “independent” who are neither officers nor employees of the company and have no relationships that, in the opinion of the board, would interfere with the exercise of independent judgment in carrying out their responsibilities as directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our principal accounting firms, KLJ & Associates LLP and HJ & Associates, LLC, in connection with the audit of our financial statements and other professional services.

	HJ & Associates	KLJ & Associates
	2012	2012
Audit fees	$13,500	$3,000
Audit-related fees	0	0
Tax fees	0	0
All other fees	$0	$0

Audit fees represent fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Form 10 or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.

All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for the other three categories.

Pre-approval Policies

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance the scope and cost of the engagement of an auditor. All services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant. We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)        Financial Statements

The audited financial statements of C & C Tours, Inc. are included in this report under Item 8 on pages 17 through 29.

(a)(2)        Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3)        Exhibits

The following documents have been filed as part of this report.

Exhibit No.	Description
3(i).1	Articles of Incorporation of C & C Tours, dated February 2, 1989 (Incorporated by reference to exhibit 3(i).1 to Form 10, filed November 8, 2012)
3(i).2	Articles of Continuance of C & C Tours, dated June 12, 2012 (Incorporated by reference to exhibit 3(i).2 to Form 10, filed November 8, 2012)
3(ii)	Bylaws of C & C Tours, dated May 20, 2012 (Incorporated by reference to exhibit 3(ii) to Form 10, filed November 8, 2012)
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Label Linkbase Document
101.PRE**	XBRL Taxonomy Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

C & C TOURS, INC.

By:	/s/ Brett D. Taylor
Brett D. Taylor
President

Date:  March 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Brett D. Taylor
Brett D. Taylor
Principal Executive Officer
Principal Financial and Accounting Officer
Director and President

Date:  March 28, 2013

By:	/s/ J. William Peters
J. William Peters
Director and Secretary/Treasurer

Date:  March 28, 2013