Form 10-Q
period 2013-03-31
C & C TOURS INC
filed 2013-05-03
CIK 1430319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission file number: 000-54847

C & C TOURS, INC.
 (Exact name of registrant as specified in its charter)

Wyoming	87-0463118
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2157 S. Lincoln Street, Salt Lake City, Utah	84106
(Address of principal executive offices)	(Zip code)

(801) 323-2395
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐ The registrant does not have a Web site.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

The number of shares outstanding of the registrant’s common stock as of April 18, 2013 was 2,937,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

C & C TOURS, INC.

(A Development Stage Company)

Financial Statements

March 31, 2013

(Unaudited)

C & C TOURS, INC.
(a Development Stage Company)
Condensed Balance Sheets

	MAR 31, 2013	DEC 31, 2012
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$1,950	$140
Total current assets	1,950	140

TOTAL ASSETS	$1,950	$140

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$6,161	$5,087
Loans payable - current	58,140	48,140
Accrued interest	3,887	2,924
Total current liabilities	68,188	56,151
Total liabilities	68,188	56,151
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 20,000,000 shares authorized at $.001 par value, 2,937,000 shares issued and outstanding at March 31, 2013 and December 31, 2012	2,937	2,937
Additional paid-in capital	34,970	34,970
Deficit accumulated prior to the development stage	(4,139)	(4,139)
Deficit accumulated during the development stage	(100,006)	(89,779)
Total stockholders' equity (deficit)	(66,238)	(56,011)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,950	$140

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.
(a Development Stage Company)
Statements of Operations
(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2013	FOR THE THREE MONTHS ENDED MAR 31, 2012	FROM INCEPTION ON JUN 1, 1991 TO MAR 31, 2013

Revenues	$--	$--	$--

Expenses
General and administrative	9,264	3,750	96,119
Total expenses	9,264	3,750	96,119

Net loss before other expense	(9,264)	(3,750)	(96,119)

Other income (expense)
Interest expense	(963)	(420)	(3,887)
Total other income (expense)	(963)	(420)	(3,887)

Loss from operations before income taxes	(10,227)	(4,170)	(100,006)

Income taxes	--	--	--

Net loss	$(10,227)	$(4,170)	$(100,006)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	2,937,000	2,937,000

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.
(a Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2013	FOR THE THREE MONTHS ENDED MAR 31, 2012	FROM INCEPTION ON JUN 1, 1991 TO MAR 31, 2013

Cash Flows from Operating Activities
Net loss	$(10,227)	$(4,170)	$(100,006)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Common stock issued for services	--	--	1,576
Accounts payable	1,074	3,750	6,160
Accrued interest	963	420	3,887
Net cash used by operating activities	(8,190)	--	(88,383)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--	--

Cash Flows from Financing Activities
Shareholder contributions	--	--	10,505
Cash overdraft	--	--	(129)
Common stock issued for cash	--	--	20,400
Proceeds from loans payable	10,000	--	65,057
Payments on loans payable	--	--	(5,500)
Net cash provided (used) by financing activities	10,000	--	90,333

Increase (decrease) in cash	1,810	--	1,950

Cash and cash equivalents at beginning of period	140	41	--

Cash and cash equivalents at end of period	$1,950	$41	$1,950

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--	$--
Cash paid for income taxes	$--	$--	$--
Forgiveness of related party debt	$--	$--	$1,415

The accompanying notes are an integral part of these financial statements

C & C TOURS, INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements
March 31, 2013
(Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements as reported in its Form 10-K. The results of operations for the three-month period ended March 31, 2013 are not necessarily indicative of the operating results for the full year ended December 31, 2013.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has realized net losses since reactivation on June 1, 1991 totaling $100,006. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The Company is currently in the development stage and has not realized significant sales through March 31, 2013. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

C & C TOURS, INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements
March 31, 2013
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Use of Estimates
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Subsequent Events
The Company’s management reviewed all material events through the date of this filing and has determined that there are no material subsequent events to report.

NOTE 4 – LOANS PAYABLE

Loans payable consist of legal and accounting fees, and out-of-pocket costs incurred through a third party. These payables are non-collateralized, bear interest at 8%, and are due on demand. As such, these loans are classified as current on the Company’s Balance Sheet. Interest expense for the three months ended March 31, 2012 and 2013 totaled $420 and $963, respectively. No payments on principal or interest have been made to date.

FORWARD-LOOKING STATEMENTS

There are statements in this report that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire annual report carefully; especially the risks discussed under the section entitled “Risk Factors.”

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

In this report references to “C & C Tours,” “the Company,” “we,” “us,” and “our” refer to C & C Tours, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have relied primarily upon other parties to provide loans and pay for operating expenses. At March 31, 2013 we had $1,950 cash compared to $140 in cash at December 31, 2012 and this increase was primarily due to borrowing funds from a third party. Our total liabilities increased from $56,151 for the year ended December 31, 2012 to $68,188 for the quarterly period ended March 31, 2013 (“2013 first quarter”). The increase in liabilities primarily represents advances and services provided by a third party consultant, First Equity Holdings Corp. This consultant has provided professional services, paid for legal, accounting and administrative services on our behalf and/or provided advances to cover our operating costs. These contributions totaling $58,140 at March 31, 2013 are not formally documented and we have recognized them as non-collateralized loans, payable on demand and carrying interest of 8%.

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

Results of Operations

We had no revenues during 2013 and 2012. General and administrative expense increased from $3,750 for the quarterly period ended March 31, 2012 (“2012 first quarter”) to $9,264 for the 2013 first quarter. These increases reflect the costs for accounting, professional and consulting fees required to prepare the Company’s reports. Other expense increased from $420 for the 2012 first quarter to $963 for the 2013 first quarter and represents interest expense related to loans. As a result, our net loss increased from $4,170 for the 2012 first quarter to $10,227 for the 2013 first quarter.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

We qualify as an “emerging growth company” under the recently enacted Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were ineffective due to a control deficiency. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company we are unable to remediate this deficiency until we acquire or merge with another company.

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description

31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description

3(i).1	Articles of Incorporation of C & C Tours, dated February 2, 1989 (Incorporated by reference to exhibit 3(i).1 to Form 10, filed November 8, 2012)
3(i).2	Articles of Continuance of C & C Tours, dated June 12, 2012 (Incorporated by reference to exhibit 3(i).2 to Form 10, filed November 8, 2012)
3(ii)	Bylaws of C & C Tours, dated May 20, 2012 (Incorporated by reference to exhibit 3(ii) to Form 10, filed November 8, 2012)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Label Linkbase Document
101.PRE**	XBRL Taxonomy Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C & C TOURS, INC.

Date: May 3, 2013	By:	/s/ Brett D. Taylor
Brett D. Taylor
President and Director
Principal Financial Officer