Form 10-Q
period 2013-06-30
C & C TOURS INC
filed 2013-08-09
CIK 1430319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

The number of shares outstanding of the registrant’s common stock as of August 1, 2013 was 2,937,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

C & C TOURS, INC.

(A Development Stage Company)

Financial Statements

June 30, 2013

(Unaudited)

C & C TOURS, INC.
(a Development Stage Company)
 Condensed Balance Sheets

	JUN 30, 2013	DEC 31, 2012
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$929	$140
Total current assets	929	140

TOTAL ASSETS	$929	$140

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$11,811	$5,087
Loans payable - current	58,140	48,140
Accrued interest	5,050	2,924
Total current liabilities	75,001	56,151
Total liabilities	75,001	56,151
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 20,000,000 shares authorized at $.001 par value, 2,937,000 shares issued and outstanding at June 30, 2013 and December 31, 2012	2,937	2,937
Additional paid-in capital	34,970	34,970
Deficit accumulated prior to the development stage	(4,139)	(4,139)
Deficit accumulated during the development stage	(107,840)	(89,779)
Total stockholders' equity (deficit)	(74,072)	(56,011)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$929	$140

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.
(a Development Stage Company)
 Statements of Operations
(Unaudited)

	FOR THE THREE MONTHS ENDED JUN 30, 2013	FOR THE THREE MONTHS ENDED JUN 30, 2012	FOR THE SIX MONTHS ENDED JUN 30, 2013	FOR THE SIX MONTHS ENDED JUN 30, 2012	FROM INCEPTION ON JUN 1, 1991 TO JUN 30, 2013

Revenues	$--	$--	$--	$--	$--

Expenses
General and administrative	6,671	3,750	15,935	7,500	102,790
Total expenses	6,671	3,750	15,935	7,500	102,790

Net operating loss before other expense	(6,671)	(3,750)	(15,935)	(7,500)	(102,790)

Other income (expense)
Interest expense	(1,163)	(420)	(2,126)	(841)	(5,050)
Total other income (expense)	(1,163)	(420)	(2,126)	(841)	(5,050)

Loss from operations before income taxes	(7,834)	(4,170)	(18,061)	(8,341)	(107,840)

Income taxes	--	--	--	--	--

Net loss	$(7,834)	$(4,170)	$(18,061)	$(8,341)	$(107,840)

Basic and diluted net loss per share	$(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding	2,937,000	2,937,000	2,937,000	2,937,000

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.
(a Development Stage Company)
 Condensed Statements of Cash Flows
(Unaudited)

	FOR THE SIX MONTHS ENDED JUN 30, 2013	FOR THE SIX MONTHS ENDED JUN 30, 2012	FROM INCEPTION ON JUN 1, 1991 TO JUN 30, 2013

Cash Flows from Operating Activities
Net loss	$(18,061)	$(8,341)	$(107,840)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Common stock issued for services	--	--	1,576
Accounts payable	6,724	--	11,810
Accrued interest	2,126	841	5,050
Net cash used by operating activities	(9,211)	(7,500)	(89,404)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--	--

Cash Flows from Financing Activities
Shareholder contributions	--	--	10,505
Cash overdraft	--	--	(129)
Common stock issued for cash	--	--	20,400
Proceeds from loans payable	10,000	7,640	65,057
Payments on loans payable	--	--	(5,500)
Net cash provided (used) by financing activities	10,000	7,640	90,333

Increase (decrease) in cash	789	140	929

Cash and cash equivalents at beginning of period	140	41	--

Cash and cash equivalents at end of period	$929	$181	$929

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--	$--
Cash paid for income taxes	$--	$--	$--
Forgiveness of related party debt	$--	$--	$1,415

The accompanying notes are an integral part of these financial statements

C&C Tours, Inc.
(A Development Stage Company)
Notes to the Condensed Financial Statements
June 30, 2013
(Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements as reported in its Form 10K. The results of operations for the six-month period ended June 30, 2013 are not necessarily indicative of the operating results for the full year ended December 31, 2013.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has realized net losses since reactivation on June 1, 1991 totaling $107,840. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The Company is currently in the development stage and has not realized significant sales through June 30, 2013. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

C&C Tours, Inc.
(A Development Stage Company)
Notes to the Condensed Financial Statements
June 30, 2013
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

NOTE 4 – LOANS PAYABLE

Loans payable consist of legal and accounting fees, and out-of-pocket costs incurred through a third party. These payables are non-collateralized, bear interest at 8%, and are due on demand. As such, these loans are classified as current on the Company’s Balance Sheet. Interest expense for the six months ended June 30, 2012 and 2013 totaled $841 and $2,126, respectively. No payments on principal or interest have been made to date.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have relied primarily upon other parties to provide loans and pay for operating expenses. At June 30, 2013 we had $929 in cash compared to $140 in cash at December 31, 2012 and this increase was primarily due to borrowing funds from a third party. Our total liabilities increased from $56,151 for the year ended December 31, 2012 to $75,001 for the six month period ended June 30, 2013 (“2013 six month period”). The increase in liabilities primarily represents advances and services provided by a third party consultant, First Equity Holdings Corp. This consultant has provided professional services, paid for legal, accounting and administrative services on our behalf and/or provided advances to cover our operating costs. These contributions totaling $58,140 at June 30, 2013 are not formally documented and we have recognized them as non-collateralized loans, payable on demand and carrying interest of 8%.

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

Results of Operations

We had no revenues during 2013 and 2012. General and administrative expense increased from $7,500 for the six month period ended June 30, 2012 (“2012 six month period”) to $15,935 for the 2013 six month period ended June 30, 2013 (“2013 six month period”). General and administrative expense increased from $3,750 for the quarterly period ended June 30, 2012 (“2012 second quarter”) to $6,671 for the 2013 second quarter. These increases reflect the costs for accounting, professional and consulting fees required to prepare the Company’s reports.

Total other expense increased from $841 for the 2012 six month period to $2,126 for the 2013 six month period and increased from $420 for the 2012 second quarter to $1,163 for the 2013 second quarter. Total other expense represents interest expense on loans payable.

Our net loss increased from $8,341 for the 2012 six month period to $18,061 for the 2013 six month period and our net loss increased from $4,170 for the 2012 second quarter to $7,834 for the 2013 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

C & C TOURS, INC.

Date: August 9, 2013	By:	/s/ Brett D. Taylor
Brett D. Taylor
President and Director
Principal Financial Officer