Form 10-K
period 2013-12-31
C & C TOURS INC
filed 2014-02-28
CIK 1430319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period _____________ to _____________

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

The number of shares outstanding of the registrant’s common stock as of February 20, 2014 was 2,937,000.

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

Emerging Growth Company

We qualify as an emerging growth company as that term is used in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

●	A requirement to have only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations;

●	Exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;

●	Reduced disclosure about the emerging growth company’s executive compensation arrangements; and

●	No non-binding advisory votes on executive compensation or golden parachute arrangements.

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

In addition, Form 8-K under SEC regulations regarding shell companies and transactions with shell companies requires the filing within four business days of the closing of any transaction of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 Registration Statement with the SEC, including required audited, interim and pro forma financial statements. This requirement may eliminate many of the perceived advantages of these types of transactions. These regulations also deny the use of Form S-8 for the registration of securities of a shell company, and limit the use of Form S-8 to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company. This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees. In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expense costs that are normally avoided by reverse reorganizations.

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

Effect of Existing or Probable Governmental Regulations on Business

The SEC is currently formulating rules and regulations required by the Dodd-Frank Wall Street Reform and Consumer Protection Act that became effective July 21, 2010 and the Jobs Act. These Acts has changed legal requirements for the purchase and sale of securities and have authorized the SEC to propose new regulations to satisfy the requirements of the Acts. As of the date of this report, the SEC is moving forward with new rule proposals and as a reporting company we will be subject to any new regulations promulgated under the Securities Act or Exchange Act.

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

At December 31, 2013, we had negative working capital of $89,357 and had not generated revenues. We recorded accumulated losses of $123,125 since inception. Our auditors have issued a going concern opinion. We do not anticipate that we will have revenues until we acquire or merge with a business opportunity. Accordingly, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is advances or investments by others in our company. We must obtain a business opportunity to support our operations.

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

Risks Related to Our Stockholders and Shares of Common Stock

There is currently no trading market for our common stock and liquidity of shares of our common stock is limited.

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

Holders

We have 94 stockholders of record of our common stock as of February 20, 2014.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon other parties to provide and pay for professional expenses and loans. At December 31, 2013, we had $1,980 in cash compared to $140 at December 31, 2012. Our total liabilities increased from $56,151 for the 2012 year to $91,337 for 2013 and this increase primarily represents advances and services provided by a third party consultant, First Equity Holdings Corp. This consultant has provided professional services, paid for legal, accounting and administrative services on our behalf and/or provided advances to cover our operating costs. These contributions, totaling $58,140 are not formally documented and we have recognized them as non-collateralized loans, payable on demand and carrying interest of 8%.

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

Results of Operations

We had no revenues during 2013 and 2012. General and administrative expense decreased from $32,028 for 2012 to $28,673 for 2013. The higher general and administrative expense in 2012 reflects the costs for accounting, professional and consulting fees required to file the Company’s initial Form 10 and to respond to SEC comments.

Total other expense increased from $2,156 for 2012 to $4,673 for 2013 and represents interest expense on loans payable.

Due to lower general and administrative expenses in 2013 our net loss decreased from $34,184 for 2012 to $33,346 for 2013. Management expects net losses to continue until we acquire or merge with a business opportunity.

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

Critical Accounting Policies

We qualify as an “emerging growth company” under the recently enacted JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

●	Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	Submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency”

●	Obtain shareholder approval of any golden parachute payments not previously approved; and

●
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
December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of C & C Tours, Inc.

We have audited the accompanying balance sheets of C & C Tours, Inc. (a development stage company) (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years ended December 31, 2013 and from June 1, 1991 (Inception) through December 31, 2013. C & C Tours, Inc.is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits on accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audit the financial statements referred to above present fairly, in all material respects, the financial position of C & C Tours, Inc. as of December 31, 2013 and 2012 and the results of its operations and its cash flows for each of the two years ended December 31, 2013 and from June 1, 1991 (Inception) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, The Company is in the development stage, has not earned revenue, has suffered net losses and has had negative cash flows from operating activities during the year ended December 31, 2013 and from June 1, 1991 (Inception) through December 31, 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
St. Louis Park, MN
February 24, 2014

1660 South Highway 100
Suite 500
St. Louis Park, MN 55416
630.277.2330

C & C TOURS, INC.
(a Development Stage Company)
Balance Sheets

	DEC 31, 2013	DEC 31, 2012
ASSETS
CURRENT ASSETS
Cash	$1,980	$140
Total current assets	1,980	140

TOTAL ASSETS	$1,980	$140

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$19,600	$5,087
Loans payable - current	64,140	48,140
Accrued interest	7,597	2,924
Total current liabilities	91,337	56,151
TOTAL LIABILITIES	91,337	56,151

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 20,000,000 shares authorized at $.001 par value, 2,937,000 shares issued and outstanding at, December 31, 2013 and December 31, 2012	2,937	2,937
Additional paid-in capital	34,970	34,970
Deficit accumulated prior to the development stage	(4,139)	(4,139)
Deficit accumulated during the development stage	(123,125)	(89,779)
Total stockholders' equity (deficit)	(89,357)	(56,011)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,980	$140

The accompanying notes are an integral part of these financial statements.

 C & C TOURS, INC.
(a Development Stage Company)
Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2013	FOR THE YEAR ENDED DEC 31, 2012	FROM INCEPTION ON JUN 1, 1991 TO DEC 31, 2013

Revenues	$--	$--	$--

Expenses
General and administrative	28,673	32,028	115,528
Total expenses	28,673	32,028	115,528

Net operating loss before other expense	(28,673)	(32,028)	(115,528)

Other income (expense), non-operating
Interest expense	(4,673)	(2,156)	(7,597)
Total other income (expense)	(4,673)	(2,156)	(7,597)

Loss from operations before income taxes	(33,346)	(34,184)	(123,125)

Income taxes	--	--	--

Net loss	$(33,346)	$(34,184)	$(123,125)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding	2,937,000	2,937,000

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.
(a Development Stage Company)
 Statements of Shareholders’ Equity (Deficit)
From inception of the development stage on June 1, 1991 through December 31, 2013

	Common Stock		Additional Paid-in	Deficit Accumulated Prior to the Development	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Stage

Balance May 31, 1991	1,002,500	$1,002	$3,008	$(4,139)	$--
Net loss for the year ended December 31, 1991	--	--	--	--	(196)
Balance December 31, 1991	1,002,500	1,002	3,008	(4,139)	(196)
Common stock issued for services at $0.004 per share, June 26, 1992	2,500	3	7	--	--
Net loss for the year ended December 31, 1992	--	--	--	--	--
Balance December 31, 1992	1,005,000	1,005	3,015	(4,139)	(196)
Net loss for the year ended December 31, 1993		--	--	--	(250)
Balance, December 31, 1993	1,005,000	1,005	3,015	(4,139)	(446)
Common stock issued for cash at $0.004 per share, June 24, 1994	500,000	500	1,500	--	--
Common stock issued for services at $0.004 per share, June 24, 1994	2,500	3	7	--	--
Net loss for the year ended December 31, 1994	--	--	--	--	--
Balance December 31, 1994	1,507,500	1,508	4,522	(4,139)	(446)
Common stock issued for cash at $0.004 per share, January 20, 1995	500,000	500	1,500	--	--
Net loss for the year ended December 31, 1995	--	--	--	--	(85)
Balance December 31, 1995	2,007,500	2,008	6,022	(4,139)	(531)
Common stock issued for services at $0.004 per share, June 28, 1996	2,000	2	6	--	--
Net loss for the year ended December 31, 1996	--	--	--	--	(100)
Balance, December 31, 1996	2,009,500	2,010	6,028	(4,139)	(631)
Common stock issued for services at $0.004 per share, June 27, 1997	2,000	2	6	--	--
Net loss for the year ended December 31, 1997	--	--	--	--	(170)
Balance December 31, 1997	2,011,500	2,012	6,034	(4,139)	(801)
Net loss for the year ended December 31, 1998	--	--	--	--	(290)
Balance December 31, 1998	2,011,500	2,012	6,034	(4,139)	(1,091)
Net loss for the year ended December 31, 1999	--	--	--	--	(205)
Balance December 31, 1999	2,011,500	2,012	6,034	(4,139)	(1,296)
Net loss for the year ended December 31, 2000	--	--	--	--	(205)
Balance December 31, 2000	2,011,500	2,012	6,034	(4,139)	(1,501)
Net loss for the year ended December 31, 2001	--	--	--	--	(205)
Balance, December 31, 2001	2,011,500	2,012	6,034	(4,139)	(1,706)
Contributed capital by officer	--	--	5,215	--	--
Net loss for the year ended December 31, 2002	--	--	--	--	(7,233)
Balance December 31, 2002	2,011,500	2,012	11,249	(4,139)	(8,939)
Contributed capital by officer	--	--	200	--	--
Net loss for the year ended December 31, 2003	--	--	--	--	(226)
Balance December 31, 2003	2,011,500	2,012	11,449	(4,139)	(9,165)
Contributed capital by officer	--	--	5,090	--	--
Net loss for the year ended December 31, 2004	--	--	--	--	(5,187)
Balance December 31, 2004	2,011,500	2,012	16,539	(4,139)	(14,352)
Net loss for the year ended December 31, 2005	--	--	--	--	(898)
Balance December 31, 2005	2,011,500	2,012	16,539	(4,139)	(15,250)
Net loss for the year ended December 31, 2006	--	--	--	--	--
Balance December 31, 2006	2,011,500	2,012	16,539	(4,139)	(15,250)
Net loss for the year ended December 31, 2007	--	--	--	--	(4,743)
Balance December 31, 2007	2,011,500	2,012	16,539	(4,139)	(19,993)

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.
(a Development Stage Company)
Statements of Shareholders’ Equity (Deficit)
From inception of the development stage on June 1, 1991 through December 31, 2013 (continued)

	Common Stock		Additional Paid-in	Deficit Accumulated Prior to the Development	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Stage

Balance December 31, 2007	2,011,500	$2,012	$16,539	$(4,139)	$(19,993)
Common stock issued for services at $0.001 per share, July 16, 2008	840,000	840	--	--	--
Common stock issued for cash at $0.20 per share, October 20, 2008	82,000	82	16,318	--	--
Common stock issued for services at $0.20 per share, October 20, 2008	3,500	3	697	--	--
Net loss for the year ended December 31, 2008	--	--	--	--	(7,452)
Balance December 31, 2008	2,937,000	2,937	33,554	(4,139)	(27,445)
Contributed capital by shareholders	--	--	1,416	--	--
Net loss for the year ended December 31, 2009	--	--	--	--	(6,282)
Balance December 31, 2009	2,937,000	2,937	34,970	(4,139)	(33,727)
Net loss for the year ended December 31, 2010	--	--	--	--	(9,600)
Balance December 31, 2010	2,937,000	2,937	34,970	(4,139)	(43,327)
Net loss for the year ended December 31, 2011	--	--	--	--	(12,268)
Balance December 31, 2011	2,937,000	2,937	34,970	(4,139)	(55,595)
Net loss for the year ended December 31, 2012	--	--	--	--	(34,184)
Balance December 31, 2012	2,937,000	2,937	34,970	(4,139)	(89,779)
Net loss for the year ended December 31, 2013	--	--	--	--	(33,346)
Balance December 31, 2013	2,937,000	$2,937	$34,970	$(4,139)	$(123,125)

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.
(a Development Stage Company)
 Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2013	FOR THE YEAR ENDED DEC 31, 2012	FROM INCEPTION ON JUN 1, 1991 TO SEPT 30, 2013

Cash Flows from Operating Activities
Net loss	$(33,346)	$(34,184)	$(123,125)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Common stock issued for services	--	--	1,576
Accounts payable	14,513	5,087	19,600
Accrued interest	4,673	2,156	7,597
Net cash used by operating activities	(14,160)	(26,941)	(94,352)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--	--

Cash Flows from Financing Activities
Shareholder contributions	--	--	10,505
Cash overdraft	--	--	(130)
Common stock issued for cash	--	--	20,400
Proceeds from loans payable	16,000	27,040	71,057
Payments on loans payable	--	--	(5,500)
Net cash provided (used) by financing activities	16,000	27,040	96,332

Net Increase (Decrease) in Cash	1,840	99	1,980

Cash at Beginning of Period	140	41	--

Cash at End of Period	$1,980	$140	$1,980

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--	$--
Cash paid for income taxes	$--	$--	$--
Forgiveness of related party debt	$--	$--	$1,415

The accompanying notes are an integral part of these financial statements

C & C Tours, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2013 and December 31, 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

The Company was organized under the laws of the State of Nevada on February 22, 1989. The Company was organized as a charter bus business specializing in Nevada tours. In 1991, after about 28 months of unsuccessful charter bus business, the operations were discontinued and the Company returned to the development stage. On June 12, 2012 the Company filed Articles of Continuance in the State of Wyoming effecting a change in domicile from Nevada to Wyoming. The Company is currently considered a development stage company as defined by Generally Accepted Accounting Principles and is actively seeking potential business opportunities or potential mergers with existing operating companies.

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

The computations of basic and fully diluted loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements, plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible debentures. As of December 31, 2013 and 2012, all common stock activity has been included and there were no items considered to be anti-dilutive.

C & C Tours, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2013 and December 31, 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Following is a reconciliation of the loss per share for the years ended December 31, 2013 and 2012, respectively:

	For the Years Ended
	December 31,
	2013	2012

Net (loss) available to common shareholders	$(33,346)	$(34,184)

Weighted average shares	2,937,000	2,937,000

Basic and fully diluted loss per share
(based on weighted average shares)	$(0.01)	$(0.01)

e.	Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash. Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company does not maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The Company had $0 of cash balances in excess of federally insured limits at December 31, 2013 and 2012.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $33,346 and $34,184 during the years ended December 31, 2013 and 2012 respectively. This factor, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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
December 31, 2013 and December 31, 2012

NOTE 3 – INCOME TAXES

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

Net deferred tax liabilities consist of the following components as of December 31, 2013 and 2012:

	2013	2012
Deferred tax assets:
NOL Carryover	$18,500	$14,100
Allowance for Doubtful Accounts	--	--
Related Party Accruals	--	--
Deferred tax liabilities
Depreciation	--	--

Valuation allowance	(18,500)	(14,100)
Net deferred tax asset	$--	$--

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2013 and 2012 due to the following:

	2013	2012

Book Income	$(5,000)	$(5,200)
Depreciation	-	-
Allowance for Doubtful Accounts	-	-
Related Party Accruals	-	-
Unrealized Loss	-	-
Valuation allowance	5,000	5,200
	$-	$-

As of December 31, 2013, the Company had net operating loss carryforwards of approximately $123,000 that may be offset against future taxable income from the years 2012 through 2032. No tax benefit has been reported in the December 31, 2013 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

C & C Tours, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2013 and December 31, 2012

NOTE 3 – INCOME TAXES (Continued)

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2013 and 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2013, 2012 and 2011.

NOTE 4 – COMMON STOCK TRANSACTIONS

On May 31, 1991, the Company issued 1,002,500 shares of its’ previously authorized, but unissued common stock for cash valued at $1,002 or $0.001 per share.

On June 26, 1992, the Company issued 2,500 shares of its’ previously authorized, but unissued common stock for services valued at $10, or $0.004 per share.

On June 24, 1994, the Company issued 500,000 shares of its’ previously authorized, but unissued common stock for cash valued at $2,000, or $0.004 per share.

On June 24, 1994, the Company issued 2,500 shares of its’ previously authorized, but unissued common stock for services valued at $10, or $0.004 per share.

On January 20, 1995, the Company issued 500,000 shares of its’ previously authorized, but unissued common stock for cash valued at $2,000, or $0.004 per share.

On June 28, 1996, the Company issued 2,000 shares of its’ previously authorized, but unissued common stock for services valued at $8, or $0.004 per share.

On June 27, 1997, the Company issued 2,000 shares of its’ previously authorized, but unissued common stock for services valued at $8, or $0.004 per share.

On July 16, 2008, the Company issued 840,000 shares of its’ previously authorized, but unissued common stock for services valued at $840, or $0.001 per share.

On October 20, 2008, the Company issued 82,000 shares of its’ previously authorized, but unissued common stock for cash valued at $16,400, or $0.20 per share.

On October 20, 2008, the Company issued 3,500 shares of its’ previously authorized, but unissued common stock for services valued at $700, or $0.20 per share.

C & C Tours, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2013 and December 31, 2012

NOTE 5 – LOANS PAYABLE

Loans payable consists of legal and accounting fees and out-of-pocket costs incurred through a third party. These payables are non-collateralized, bear interest at 8%, and are due on demand. As such, these loans are classified as current on the Company’s Balance Sheet. Interest expense for the years ended December 31, 2013 and 2012 totaled $4,673 and $2,156, respectively. No payments on principal or interest have been made to date.

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

NOTE 7 – COMMITMENTS AND CONTINGINCIES

The Company has not entered into or been engaged in any commitments or contingencies for the fiscal years ended December 31, 2013 and 2012. As such, no liability has been recorded on the financial statements for any contingent liability or commitment. The Company has read and addressed SAB Topic 5T and believes all contributed services provided have been accounted for.

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

For the year ended December 31, 2013, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Term of Director
Brett D. Taylor	52	Director, President	April 2012 until next annual meeting
J. William Peters	62	Director, Secretary/Treasurer	April 2012 until next annual meeting

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

J. William Peters

Mr. Peters was appointed as our Director and Secretary/Treasurer on April 10, 2012. Mr. Peters began semi-retirement in December 2012 and started a landscape company. From 2007 to 2012 Mr. Peters was employed by Principal Leasing, Inc. as an office manager. From 2003 to 2012 he served as the President of Development Specialties, Inc., a property management company. During the past ten years Mr. Peters has served as a director and executive officer of Bingham Canyon Corporation and Cancer Capital Corp.; companies that have a class of securities registered with the SEC pursuant to Section 12. Mr. Peters studied business administration at Long Beach Community College and California Polytechnic State University in San Luis Obispo, California.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2013.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our former and current principal executive officers did not receive compensation during the past fiscal year ended December 31, 2013. None of our named executive officers received any cash or non-cash compensation during the past two years, nor did any executive officers have outstanding equity awards at year end. We currently have no employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors. In accordance with SAB Topic 5T, the Company believes all services and expenses contributed by management have been accounted for in the Company’s financials.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following table sets forth the beneficial ownership of our outstanding common stock by our management. We are not aware of any person or group that beneficially owns more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act, and generally includes voting or investment power with respect to the securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 2,937,000 shares of common stock outstanding as of February 20, 2014.

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

	KLJ & Associates	HJ & Associates	KLJ & Associates	HJ & Associates
	2013	2013	2012	2012
Audit fees	$6,000	$1,590	$0	$14,040
Audit-related fees	0	0	0	0
Tax fees	0	0	0	0
All other fees	$0	$0	$0	$0

Audit fees represent fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10 or services that are normally provided by our principal accountant in connection with statutory and regulatory filings or engagements.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The audited financial statements of C & C Tours, Inc. are included in this report under Item 8 on pages 18 through 28.

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3) Exhibits

The following documents have been filed as part of this report.

Exhibit No.	Description
3(i).1	Articles of Incorporation of C & C Tours, dated February 2, 1989 (Incorporated by reference to exhibit 3(i).1 to Form 10, filed November 8, 2012)
3(i).2	Articles of Continuance of C & C Tours, dated June 12, 2012 (Incorporated by reference to exhibit 3(i).2 to Form 10, filed November 8, 2012)
3(ii)	Bylaws of C & C Tours, dated May 20, 2012 (Incorporated by reference to exhibit 3(ii) to Form 10, filed November 8, 2012)
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

C & C TOURS, INC.

Date: February 28, 2014	By:	/s/ Brett D. Taylor
Brett D. Taylor
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 28, 2014	By:	/s/ Brett D. Taylor
Brett D. Taylor
Principal Executive Officer Principal Financial and Accounting Officer Director and President

Date: February 28, 2014	By:	/s/ J. William Peters
J. William Peters
Director and Secretary/Treasurer