Form 10-Q
period 2014-03-31
C & C TOURS INC
filed 2014-05-13
CIK 1430319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

The number of shares outstanding of the registrant’s common stock as of May 1, 2014 was 2,937,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

C & C TOURS, INC.

(A Development Stage Company)

Financial Statements

March 31, 2014

(Unaudited)

C & C TOURS, INC.
(a Development Stage Company)
 Condensed Balance Sheets

	MAR 31, 2014	DEC 31, 2012
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$5,627	$1,980
Total current assets	5,627	1,980

TOTAL ASSETS	$5,627	$1,980

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$22,600	$19,600
Loans payable - current	71,640	64,140
Accrued interest	8,893	7,597
Total current liabilities	103,133	91,337
Total liabilities	103,133	91,337
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 20,000,000 shares authorized at $.001 par value, 2,937,000 shares issued and outstanding at March 31, 2014 and December 31, 2013	2,937	2,937
Additional paid-in capital	34,970	34,970
Deficit accumulated prior to the development stage	(4,139)	(4,139)
Deficit accumulated during the development stage	(131,274)	(123,125)
Total stockholders' equity (deficit)	(97,506)	(89,357)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$5,627	$1,980

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.
(a Development Stage Company)
 Statements of Operations
(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2014	FOR THE THREE MONTHS ENDED MAR 31, 2013	FROM INCEPTION ON JUN 1, 1991 TO MAR 31, 2014

Revenues	$--	$--	$--

Expenses
General and administrative	6,853	9,264	122,381
Total expenses	6,853	9,264	122,381

Net operating loss before other expense	(6,853)	(9,264)	(122,381)

Other income (expense)
Interest expense	(1,296)	(963)	(8,893)
Total other income (expense)	(1,296)	(963)	(8,893)

Loss from operations before income taxes	(8,149)	(10,227)	(131,274)

Income taxes	--	--	--

Net loss	$(8,149)	$(10,227)	$(131,274)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	2,937,000	2,937,000

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.
(a Development Stage Company)
 Condensed Statements of Cash Flows
(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2014	FOR THE THREE MONTHS ENDED MAR 31, 2013	FROM INCEPTION ON JUN 1, 1991 TO MAR 31, 2014

Cash Flows from Operating Activities
Net loss	$(8,149)	$(10,227)	$(131,274)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Common stock issued for services	--	--	1,576
Accounts payable	3,000	1,074	22,600
Accrued interest	1,296	963	8,893
Net cash used by operating activities	(3,853)	(8,190)	(98,205)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--	--

Cash Flows from Financing Activities
Shareholder contributions	--	--	10,505
Cash overdraft	--	--	(130)
Common stock issued for cash	--	--	20,400
Proceeds from loans payable	7,500	10,000	78,557
Payments on loans payable	--	--	(5,500)
Net cash provided (used) by financing activities	7,500	10,000	103,832

Increase (decrease) in cash	3,647	1,810	5,627

Cash and cash equivalents at beginning of period	1,980	140	--

Cash and cash equivalents at end of period	$5,627	$1,950	$5,627

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--	$--
Cash paid for income taxes	$--	$--	$--
Forgiveness of related party debt	$--	$--	$1,415

The accompanying notes are an integral part of these financial statements

C&C Tours, Inc.
(A Development Stage Company)
Notes to the Condensed Financial Statements
March 31, 2014
(Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements as reported in its Form 10-K. The results of operations for the three-month period ended March 31, 2014 are not necessarily indicative of the operating results for the full year ended December 31, 2014.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has realized net losses since reactivation on June 1, 1991 totaling $131,274. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The Company is currently in the development stage and has not realized significant sales through March 31, 2014. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

C&C Tours, Inc.
(A Development Stage Company)
Notes to the Condensed Financial Statements
March 31, 2014
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Use of Estimates
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Subsequent Events
The Company’s management reviewed all material events through the date of this filing and has determined that there are no material subsequent events to report.

NOTE 4 – LOANS PAYABLE

Loans payable consist of legal and accounting fees, and out-of-pocket costs incurred through a third party. These payables are non-collateralized, bear interest at 8%, and are due on demand. As such, these loans are classified as current on the Company’s Balance Sheet. Interest expense for the three months ended March 31, 2013 and 2014 totaled $963 and $1,296, respectively. No payments on principal or interest have been made to date.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have relied primarily upon other parties to provide loans and pay for operating expenses. At March 31, 2014 cash increased to $5,627 compared to $1,980 in cash at December 31, 2013. This increase was primarily due to borrowing funds from a third party. Our total liabilities increased to $103,133 at March 31, 2014 from $91,337 for the year ended December 31, 2013. The increase in liabilities primarily represents proceeds from loans, advances and services provided by third parties.

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

Results of Operations

We had no revenues during 2014 and 2013. General and administrative expense decreased from $9,264 for the three month period ended March 31, 2013 (“2013 first quarter”) to $6,853 for the three month period ended March 31, 2014 (“2014 first quarter”). The decrease in general and administrative expense in the 2014 first quarter primarily reflects reduced consulting services relied upon for our operations.

Total other expense increased from $963 for the 2013 first quarter to $1,296 for the 2014 first quarter. Total other expense represents interest expense on loans payable.

Our net loss decreased from $10,227 for the 2013 first quarter to $ 8,149 for the 2014 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At March 31, 2014 we recorded loans payable totaling $71,640 representing services received, as well as cash advances received from third parties. All of the loans payable are non-collateralized, carry interest at 8% and are due on demand. Interest expense related to these loans for the three months ended March 31, 2013 and 2014 totaled $963 and $1,296, respectively.

A third party consultant, First Equity Holdings Corp., has provided professional services, paid for legal, accounting and administrative services on our behalf and/or provided advances to cover our operating costs. These contributions, totaling $58,140 at March 31, 2014, are not formally documented and we have recognized them as non-collateralized loans, payable on demand and carrying interest of 8%.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
______________
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

C & C TOURS, INC.

Date: May 12, 2014	By:	/s/ Brett D. Taylor
Brett D. Taylor
President and Director
Principal Financial Officer