Form 10-Q
period 2014-09-30
C & C TOURS INC
filed 2014-11-12
CIK 1430319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the registrant’s common stock as of November 6, 2014 was 2,937,000.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

C & C TOURS, INC.

Financial Statements

September 30, 2014

(Unaudited)

C & C TOURS, INC.

Condensed Balance Sheets

(Unaudited)

	SEPT 30, 2014	DEC 31, 2013

ASSETS
CURRENT ASSETS
Cash	$2,207	$1,980
Total current assets	2,207	1,980

TOTAL ASSETS	$2,207	$1,980

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$27,400	$19,600
Loans payable - current	71,640	64,140
Accrued interest	11,753	7,597
Total current liabilities	110,793	91,337
Total liabilities	110,793	91,337
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 20,000,000 shares authorized at $.001 par value, 2,937,000 shares issued and outstanding at September 30, 2014 and December 31, 2013	2,937	2,937
Additional paid-in capital	34,970	34,970
Accumulated deficit	(146,493)	(127,264)
Total stockholders' equity (deficit)	(108,586)	(89,357)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$2,207	$1,980

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2014	FOR THE THREE MONTHS ENDED SEPT 30, 2013	FOR THE NINE MONTHS ENDED SEPT 30, 2014	FOR THE NINE MONTHS ENDED SEPT 30, 2013

Revenues	$--	$--	$--	$--

Expenses
General and administrative	4,000	6,569	15,073	22,504
Total expenses	4,000	6,569	15,073	22,504

Net operating loss before other expense	(4,000)	(6,569)	(15,073)	(22,504)

Other income (expense)
Interest expense	(1,430)	(1,273)	(4,156)	(3,399)
Total other income (expense)	(1,430)	(1,273)	(4,156)	(3,399)

Loss from operations before income taxes	(5,430)	(7,842)	(19,229)	(25,903)

Income taxes	--	--	--	--

Net loss	$(5,430)	$(7,842)	$(19,229)	$(25,903)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding	2,937,000	2,937,000	2,937,000	2,937,000

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2014	FOR THE NINE MONTHS ENDED SEPT 30, 2013

Cash Flows from Operating Activities
Net loss	$(19,229)	$(25,903)
Adjustments to reconcile net loss to netcash provided (used) by operating activities:
Common stock issued for services	--	--
Accounts payable	7,800	10,013
Accrued interest	4,156	3,399
Net cash used by operating activities	(7,273)	(12,491)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Proceeds from loans payable	7,500	16,000
Net cash provided (used) by financing activities	7,500	16,000

Increase (decrease) in cash	227	3,509

Cash and cash equivalents at beginning of period	1,980	140

Cash and cash equivalents at end of period	$2,207	$3,649

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--

The accompanying notes are an integral part of these financial statements

C&C Tours, Inc.

Notes to the Condensed Financial Statements

September 30, 2014

(Unaudited)

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements as reported in its Form 10-K. The results of operations for the nine-month period ended September 30, 2014 are not necessarily indicative of the operating results for the full year ended December 31, 2014.

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

C&C Tours, Inc.

Notes to the Condensed Financial Statements
September 30, 2014

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Subsequent Events

The Company’s management reviewed all material events through the date of this filing and has determined that there are no material subsequent events to report.

Recent Pronouncement

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

NOTE 4 – LOANS PAYABLE

Loans payable consist of legal and accounting fees, and out-of-pocket costs incurred through a third party. These payables are non-collateralized, bear interest at 8%, and are due on demand. As such, these loans are classified as current on the Company’s Balance Sheet. Interest expense for the nine months ended September 30, 2013 and 2014 totaled $3,399 and $4,156, respectively. No payments on principal or interest have been made to date.

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

In this report references to “C & C Tours,” “the Company,” “we,” “us,” and “our” refer to C & C Tours, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We have not recorded revenues from operations to date. We have not established an ongoing source of revenues sufficient to cover our operating costs. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to obtain capital from management, significant stockholders or third parties to cover minimal expenses; however, there is no assurance that additional funding will be available. Our ability to continue as a going concern during the long term is dependent upon our ability to find a suitable company and acquire or enter into a merger with such company.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have relied primarily upon other parties to provide loans and pay for operating expenses. At September 30, 2014 cash increased to $2,207 compared to $1,980 in cash at December 31, 2013. This increase was primarily due to borrowing funds from a third party. Our total liabilities increased to $110,793 at September 30, 2014 as compared to $91,337 for the year ended December 31, 2013. The increase in liabilities primarily represents proceeds from loans, advances and services provided by third parties.

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

Results of Operations

We had no revenues during 2014 and 2013. General and administrative expense decreased to $15,073 for the nine month period ended September 30, 2014 (“2014 nine month period”) compared to $22,504 for the nine month period ended September 30, 2013 (“2013 nine month period”). General and administrative expense decreased to $4,000 for the three month period ended September 30, 2014 (“2014 third quarter”) compared to $6,569 for the three month period ended September 30, 2013 (“2013 third quarter”). The decrease in general and administrative expense in the 2014 interim periods primarily reflects reduced consulting services relied upon for our operations.

Total other expense increased to $4,156 for the 2014 nine month period compared to $3,399 for the 2013 nine month period and increased to $1,430 for the 2014 third quarter compared to $1,273 for the 2013 third quarter. Total other expense represents interest expense on loans payable.

Our net loss decreased to $19,229 for the 2014 nine month period compared to $25,903 for the 2013 nine month period and decreased to $5,430 for the 2014 third quarter compared to $7,842 for the 2013 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At September 30, 2014 we recorded loans payable totaling $71,640 representing services received, as well as cash advances received from third parties. All of the loans payable are non-collateralized, carry interest at 8% and are due on demand. Interest expense related to these loans nine months ended September 30, 2013 and 2014 totaled $3,399 and $4,156, respectively.

A third party consultant, First Equity Holdings Corp., has provided professional services, paid for legal, accounting and administrative services on our behalf and/or provided advances to cover our operating costs. These contributions, totaling $58,140 at September 30, 2014, are not formally documented and we have recognized them as non-collateralized loans, payable on demand and carrying interest of 8%.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

_______________

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

C & C TOURS, INC.

Date: November 12, 2014	By:	/s/ Brett D. Taylor
Brett D. Taylor
President and Director
Principal Financial Officer

