Form 10-K
period 2014-12-31
C & C TOURS INC
filed 2015-03-17
CIK 1430319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period ____________ to ____________

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

The number of shares outstanding of the registrant’s common stock as of February 13, 2015 was 2,937,000.

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

Based upon the Company’s startup history and the extent of our initial operations the Company was a startup company for at least the initial 28 months of operations. After we ceased our charter business operations we became a "blank check" company based upon our proposed business activities. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as any company that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies and is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act. Under SEC Rule 12b-2, we also qualify as a “shell company” because we have no or nominal assets and operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination.

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

In evaluating a prospective business combination, management will conduct as extensive a due diligence review of potential targets as possible; however, none of our management are professional business analysts. (See “Item 10. Directors, Executive Officers and Corporate Governance,” below.) Our executive officers have limited experience with mergers and acquisitions of business opportunities and they have not been involved with an initial public offering. Potential investors must recognize that due to our management’s inexperience with business combinations we may not adequately evaluate a potential business opportunity.

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

In addition, certain conflicts of interest exist or may develop between C & C Tours and our officers and directors. Our management has other business interests to which they currently devote attention, which include their primary employment and management of other public companies. (See Item10 and Item 1A. “Risk Factors,” below.) They may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. Also, our management does not receive compensation from us and Mr. Taylor does not own any shares of our common stock. In the process of negotiations for an acquisition or merger our management may be influenced towards a business opportunity that may provide them with some personal pecuniary benefit. In addition, Mr. Peters may consider the interests of other blank check companies he is affiliated with rather than the best interests of C & C Tours and our stockholders.

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

Effect of Existing or Probable Governmental Regulations on Business

We are subject to the rules and regulations created by the Dodd-Frank Wall Street Reform and Consumer Protection Act that became effective July 21, 2010 and the JOBS Act. These Acts have changed legal requirements for the purchase and sale of securities and have authorized the SEC to propose new regulations to satisfy the requirements of the Acts. As of the date of this report, the SEC is moving forward with new rule proposals and as a reporting company we will be subject to any new regulations promulgated under the Securities Act or Exchange Act.

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

At December 31, 2014, the Company incurred a net loss of $24,952, had negative working capital of $114,309 and had not generated revenues. Based upon these factors our auditors have issued a going concern opinion. We do not anticipate that we will have revenues until we acquire or merge with a business opportunity. Accordingly, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is advances or investments by others in our company. We must obtain a business opportunity to support our operations.

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

Our common stock is not currently quoted or listed on any public exchange, but upon quotation or listing, our common stock may be deemed to be “penny stock” as that term is defined under the Exchange Act. Penny stocks generally are equity securities with a price of less than $5.00. Penny stock rules impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not listed or quoted to trade on any public trading market. We do not have any outstanding options or warrants to purchase our securities or securities convertible into our common stock.

Holders

We have 95 stockholders of record holding 2,937,000 shares of our common stock as of February 13, 2015.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are currently an emerging growth company and have not recorded revenues from operations to date. We have not established an ongoing source of revenues sufficient to cover our operating costs. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to obtain capital from management, significant stockholders or third parties to cover minimal expenses; however, there is no assurance that additional funding will be available. Our ability to continue as a going concern during the long term is dependent upon our ability to find a suitable company and acquire or enter into a merger with such company.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon other parties to provide and pay for professional expenses and loans. At December 31, 2014, we had $514 in cash compared to $1,980 at December 31, 2013. Our total liabilities increased to $114,823 for 2014 compared to $91,337 for 2013. This increase in liabilities primarily represents advances and services provided by a third party consultant, First Equity Holdings Corp. This consultant has provided professional services, paid for legal, accounting and administrative services on our behalf and/or provided advances to cover our operating costs. These contributions, totaling $58,140 are not formally documented and we have recognized them as non-collateralized loans, payable on demand and carrying interest of 8%.

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

Results of Operations

We had no revenues during 2014 and 2013. General and administrative expense decreased to $19,366 for 2014 compared to $28,673 for 2013. The decrease in general and administrative expense in 2014 reflects reduced professional and consulting fees required to maintain our operations.

Total other expense increased to $5,586 for 2014 compared to $4,673 for 2013 and represents interest expense on loans payable.

Due to lower general and administrative expenses in 2014 our net loss decreased to $24,952 for 2014 compared to $33,346 for 2013. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At December 31, 2014 we recorded loans payable totaling $71,640 representing services received, as well as cash advances received from third parties. All of the loans payable are non-collateralized, carry interest at 8% and are due on demand. Interest expense related to these loans totaled $5,586 at December 31, 2014.

A third party consultant, First Equity Holdings Corp., has provided professional services, paid for legal, accounting and administrative services on our behalf and/or provided advances to cover our operating costs. These contributions, totaling $58,140 at December 31, 2014, are not formally documented and we have recognized them as non-collateralized loans, payable on demand and carrying interest of 8%.

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

Financial Statements

December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of C & C Tours, Inc.

We have audited the accompanying balance sheets of C & C Tours, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2014 and 2013. C & C Tours, Inc.is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based upon our audit the financial statements referred to above present fairly, in all material respects, the financial position of C & C Tours, Inc. as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, The Company, has not earned revenue, has suffered net losses and has had negative cash flows from operating activities during the years ended December 31, 2014 and 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP
St. Louis Park, MN
March 17, 2015

1660 South Highway 100

Suite 500

St. Louis Park, MN 55416

630.277.2330

C & C TOURS, INC.

Balance Sheets

	DEC 31, 2014	DEC 31, 2013
ASSETS
CURRENT ASSETS
Cash	$514	$1,980
Total current assets	514	1,980

TOTAL ASSETS	$514	$1,980

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$30,000	$19,600
Loans payable - current	71,640	64,140
Accrued interest	13,183	7,597
Total current liabilities	114,823	91,337
TOTAL LIABILITIES	114,823	91,337

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 20,000,000 shares authorized at $.001 par value, 2,937,000 shares issued and outstanding at December 31, 2014 and December 31, 2013	2,937	2,937
Additional paid-in capital	34,970	34,970
Accumulated deficit	(152,216)	(127,264)
Total stockholders' equity (deficit)	(114,309)	(89,357)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$514	$1,980

The accompanying notes are an integral part of these financial statements.

 C & C TOURS, INC.

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2014	FOR THE YEAR ENDED DEC 31, 2013

Revenues	$--	$--

Expenses
General and administrative	19,366	28,673
Total expenses	19,366	28,673

Net operating loss before other expense	(19,366)	(28,673)

Other income (expense), non-operating
Interest expense	(5,586)	(4,673)
Total other income (expense)	(5,586)	(4,673)

Loss from operations before income taxes	(24,952)	(33,346)

Income taxes	--	--

Net loss	$(24,952)	$(33,346)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding	2,937,000	2,937,000

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.

Statements of Shareholders’ Equity (Deficit)

For the Years Ended December 31, 2013 and 2014

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit
Balance December 31, 2012	2,937,000	$2,937	$34,970	$(93,918)
Net loss for the year ended December 31, 2013	--	--	--	(33,346)
Balance December 31, 2013	2,937,000	2,937	34,970	(127,264)
Net loss for the year ended December 31, 2014	--	--	--	(24,952)
Balance December 31, 2014	2,937,000	$2,937	$34,970	$(152,216)

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2014	FOR THE YEAR ENDED DEC 31, 2013

Cash Flows from Operating Activities
Net loss	$(24,952)	$(33,346)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Accounts payable	10,400	14,513
Accrued interest	5,586	4,673
Net cash used by operating activities	(8,966)	(14,160)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Proceeds from loans payable	7,500	16,000
Net cash provided (used) by financing activities	7,500	16,000

Net Increase (Decrease) in Cash	(1,466)	1,840

Cash at Beginning of Period	1,980	140

Cash at End of Period	$514	$1,980

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--

The accompanying notes are an integral part of these financial statements

C & C Tours, Inc.

Notes to the Financial Statements

December 31, 2014 and December 31, 2013

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

The Company was organized under the laws of the State of Nevada on February 22, 1989. The Company was organized as a charter bus business specializing in Nevada tours. In 1991, after about 28 months of unsuccessful charter bus business, the operations were discontinued. On June 12, 2012 the Company filed Articles of Continuance in the State of Wyoming effecting a change in domicile from Nevada to Wyoming. The Company is currently actively seeking potential business opportunities or potential mergers with existing operating companies.

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

The computations of basic and fully diluted loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements, plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible debentures. As of December 31, 2014 and 2013, all common stock activity has been included and there were no items considered to be anti-dilutive.

C & C Tours, Inc.

Notes to the Financial Statements

December 31, 2014 and December 31, 2013

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 d. Basic and Fully Diluted Income (Loss) Per Share - continued

Following is a reconciliation of the loss per share for the years ended December 31, 2014 and 2013, respectively:

	For the Years Ended December 31,
	2014	2013
Net (loss) available to common shareholders	$(24,952)	$(33,346)
Weighted average shares	2,937,000	2,937,000
Basic and fully diluted loss per share	$(0.01)	$(0.01)

e. Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash. Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company does not maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The Company had $0 of cash balances in excess of federally insured limits at December 31, 2014 and 2013.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $24,952 and $33,346 during the years ended December 31, 2014 and 2013 respectively. This factor, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Notes to the Financial Statements

December 31, 2014 and December 31, 2013

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

Net deferred tax liabilities consist of the following components as of December 31, 2014 and 2013:

	For the Years Ended December 31,
	2014	2013
Deferred tax asset:
Net operating loss carryforward	$22,200	$18,500
Valuation allowance	(22,200)	(18,500)
	$--	$--

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2014 and 2013 due to the following:

	2014	2013

Book Income	$(3,700)	$(5,000)
Depreciation	--	--
Allowance for Doubtful Accounts	--	--
Related Party Accruals	--	--
Unrealized Loss	--	--
Valuation allowance	3,700	5,000
	$--	$--

As of December 31, 2014, the Company had net operating loss carryforwards of approximately $148,077 that may be offset against future taxable income from the years 2013 through 2033. No tax benefit has been reported in the December 31, 2014 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

C & C Tours, Inc.

Notes to the Financial Statements

December 31, 2014 and December 31, 2013

NOTE 3 - INCOME TAXES (Continued)

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2014 and 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2013, 2012 and 2011.

NOTE 4 – COMMON STOCK TRANSACTIONS

On May 31, 1991, the Company issued 1,002,500 share of its previously authorized, but unissued common stock for cash valued at $1,002 or $ 0.001 per share.

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

NOTE 5 – LOANS PAYABLE

Loans payable consists of cash advances, legal and accounting fees, and out-of-pocket costs incurred through third parties. These payables are non-collateralized, bear interest at 8%, and are due on demand. As such, these loans are classified as current on the Company’s Balance Sheet. Interest expense for the years ended December 31, 2014 and 2013 totaled $5,586 and $4,673, respectively. No payments on principal or interest have been made to date.

C & C Tours, Inc.

Notes to the Financial Statements

December 31, 2014 and December 31, 2013

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

NOTE 7 - RECENT PRONOUNCEMENT

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

NOTE 8 - COMMITMENTS AND CONTINGINCIES

The Company has not entered into or been engaged in any commitments or contingencies for the fiscal years ended December 31, 2014 and 2013. As such, no liability has been recorded on the financial statements for any contingent liability or commitment. The Company has read and addressed SAB Topic 5T and believes all contributed services provided have been accounted for.

NOTE 9 - SUBSEQUENT EVENTS

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

For the year ended December 31, 2014, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Term of Director
Brett D. Taylor	53	Director, President	April 2012 until next annual meeting
J. William Peters	63	Director, Secretary/Treasurer	April 2012 until next annual meeting

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2014.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our former and current principal executive officers did not receive compensation during the past fiscal year ended December 31, 2014. None of our named executive officers received any cash or non-cash compensation during the past two years, nor did any executive officers have outstanding equity awards at year end. We currently have no employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors. In accordance with SAB Topic 5T, the Company believes all services and expenses contributed by management have been accounted for in the Company’s financials.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following table sets forth the beneficial ownership of our outstanding common stock by our management. We are not aware of any person or group that beneficially owns more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act, and generally includes voting or investment power with respect to the securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 2,937,000 shares of common stock outstanding as of February 13, 2015.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our principal accounting firm, KLJ & Associates, LLP, in connection with the audit of our financial statements and other professional services.

	2014	2013
Audit fees	$6,000	$6,000
Audit-related fees	0	0
Tax fees	0	0
All other fees	$0	$0

Audit fees represent fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountant in connection with statutory and regulatory filings or engagements.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The audited financial statements of C & C Tours, Inc. are included in this report under Item 8 on pages F-1 through F-10.

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

______________

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

C & C TOURS, INC.

Date: March 17, 2015	By:	/s/ Brett D. Taylor
Brett D. Taylor
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 17, 2015	By:	/s/ Brett D. Taylor
Brett D. Taylor
Principal Executive Officer
Principal Financial and Accounting Officer
Director and President

Date: March 17, 2015	By:	/s/ J. William Peters
J. William Peters
Director and Secretary/Treasurer

