Form 10-Q
period 2015-03-31
C & C TOURS INC
filed 2015-05-08
CIK 1430319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

The number of shares outstanding of the registrant’s common stock as of May 8, 2015 was 2,937,000.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

C & C TOURS, INC.

Financial Statements

March 31, 2015

(Unaudited)

C & C TOURS, INC.

Condensed Balance Sheets

	MAR 31, 2015	DEC 31, 2014
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$1,764	$514
Total current assets	1,764	514

TOTAL ASSETS	$1,764	$514

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$32,700	$30,000
Loans payable - current	76,640	71,640
Accrued interest	14,628	13,183
Total current liabilities	123,968	114,823
Total liabilities	123,968	114,823
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 20,000,000 shares authorized at $.001 par value, 2,937,000 shares issued and outstanding at March 31, 2015 and December 31, 2014	2,937	2,937
Additional paid-in capital	34,970	34,970
Accumulated deficit	(160,111)	(152,216)
Total stockholders' equity (deficit)	(122,204)	(114,309)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$1,764	$514

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2015	FOR THE THREE MONTHS ENDED MAR 31, 2014

Revenues	$--	$--

Expenses
General and administrative	6,450	6,853
Total expenses	6,450	6,853

Net operating loss before other expense	(6,450)	(6,853)

Other income (expense)
Interest expense	(1,445)	(1,296)
Total other income (expense)	(1,445)	(1,296)

Loss from operations before income taxes	(7,895)	(8,149)

Income taxes	--	--

Net loss	$(7,895)	$(8,149)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	2,937,000	2,937,000

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2015	FOR THE THREE MONTHS ENDED MAR 31, 2014

Cash Flows from Operating Activities
Net loss	$(7,895)	$(8,149)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Accounts payable	2,700	3,000
Accrued interest	1,445	1,296
Net cash used by operating activities	(3,750)	(3,853)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Proceeds from loans payable	5,000	7,500
Net cash provided (used) by financing activities	5,000	7,500

Increase (decrease) in cash	1,250	3,647

Cash and cash equivalents at beginning of period	514	1,980

Cash and cash equivalents at end of period	$1,764	$5,627

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--

The accompanying notes are an integral part of these financial statements

C&C Tours, Inc.

Notes to the Condensed Financial Statements

March 31, 2015

(Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements as reported in its Form 10-K. The results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of the operating results for the full year ended December 31, 2015.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has realized net losses since reactivation on June 1, 1991 totaling $160,111. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The Company is currently in the development stage and has not realized significant sales through March 31, 2015. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

C&C Tours, Inc.

Notes to the Condensed Financial Statements

March 31, 2015

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

NOTE 4 – RECENT PRONOUNCEMENT

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

NOTE 5 – LOANS PAYABLE

Loans payable consist of legal and accounting fees, and out-of-pocket costs incurred through a third party. These payables are non-collateralized, bear interest at 8%, and are due on demand. As such, these loans are classified as current on the Company’s Balance Sheet. Interest expense for the three months ended March 31, 2014 and 2015 totaled $1,296 and $1,445, respectively. No payments on principal or interest have been made to date.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have relied primarily upon other parties to provide loans and pay for operating expenses. At March 31, 2015 cash increased to $1,764 compared to $514 at December 31, 2014. This increase was primarily due to borrowing $5,000 from a third party. Our total liabilities increased to $123,968 at March 31, 2015 as compared to $114,823 for the year ended December 31, 2014. The increase in liabilities primarily represents proceeds from loans, advances and services provided by third parties.

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

Results of Operations

We had no revenues during 2015 and 2014. General and administrative expense decreased to $6,450 for the three month period ended March 31, 2015 compared to $6,853 for the three month period ended March 31, 2014. The decrease in general and administrative expense in the 2015 first quarter primarily reflects reduced consulting services relied upon for our operations.

Total other expense increased to $1,445 for the 2015 first quarter compared to $1,296 for the 2014 first quarter. Total other expense represents interest expense on loans payable.

Our net loss decreased to $7,895 for the 2015 first quarter compared to $8,149 for the 2014 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At March 31, 2015 we recorded loans payable totaling $76,640 representing services received, as well as cash advances received from third parties. All of the loans payable are non-collateralized, carry interest at 8% and are due on demand. Interest expense related to these loans totaled $1,445 for the 2015 first quarter and $1,296 for the 2014 first quarter.

A third party consultant, First Equity Holdings Corp., has provided professional services, paid for legal, accounting and administrative services on our behalf and/or provided advances to cover our operating costs. These contributions, totaling $58,140 at March 31, 2015, are not formally documented and we have recognized them as non-collateralized loans, payable on demand and carrying interest of 8%.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

____________

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

C & C TOURS, INC.

Date: May 8, 2015	By:	/s/ Brett D. Taylor
Brett D. Taylor
President and Director
Principal Financial Officer

