Form 10-Q
period 2015-09-30
C & C TOURS INC
filed 2015-11-06
CIK 1430319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

(801) 323-2395

(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares outstanding of the registrant's common stock as of November 4, 2015 was 2,937,000.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

C & C TOURS, INC.

Financial Statements

September 30, 2015

(Unaudited)

C & C TOURS, INC.

Condensed Balance Sheets

(Unaudited)

	SEPT 30, 2015	DEC 31, 2014

ASSETS
CURRENT ASSETS
Cash	$2,364	$514
Total current assets	2,364	514

TOTAL ASSETS	$2,364	$514

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$36,200	$30,000
Loans payable - current	80,240	71,640
Accrued interest	17,751	13,183
Total current liabilities	134,191	114,823
Total liabilities	134,191	114,823
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 20,000,000 shares authorized at $.001 par value, 2,937,000 shares issued and outstanding at September 30, 2015 and December 31, 2014	2,937	2,937
Additional paid-in capital	34,970	34,970
Accumulated deficit	(169,734)	(152,216)
Total stockholders' equity (deficit)	(131,827)	(114,309)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$2,364	$514

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2015	FOR THE THREE MONTHS ENDED SEPT 30, 2014	FOR THE NINE MONTHS ENDED SEPT 30, 2015	FOR THE NINE MONTHS ENDED SEPT 30, 2014

Revenues	$--	$--	$--	$--

Expenses
General and administrative	3,200	4,000	12,950	15,073
Total expenses	3,200	4,000	12,950	15,073

Net operating loss before other expense	(3,200)	(4,000)	(12,950)	(15,073)

Other income (expense)
Interest expense	(1,602)	(1,430)	(4,568)	(4,156)
Total other income (expense)	(1,602)	(1,430)	(4,568)	(4,156)

Loss from operations before income taxes	(4,802)	(5,430)	(17,518)	(19,229)

Income taxes	--	--	--	--

Net loss	$(4,802)	$(5,430)	$(17,518)	$(19,229)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding	2,937,000	2,937,000	2,937,000	2,937,000

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2015	FOR THE NINE MONTHS ENDED SEPT 30, 2014

Cash Flows from Operating Activities
Net loss	$(17,518)	$(19,229)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Accounts payable	6,200	7,800
Accrued interest	4,568	4,156
Net cash used by operating activities	(6,750)	(7,273)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Proceeds from loans payable	8,600	7,500
Net cash provided (used) by financing activities	8,600	7,500

Increase (decrease) in cash	1,850	227

Cash and cash equivalents at beginning of period	514	1,980

Cash and cash equivalents at end of period	$2,364	$2,207

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--

The accompanying notes are an integral part of these financial statements

C&C Tours, Inc.

Notes to the Condensed Financial Statements

September 30, 2015

(Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements as reported in its Form 10-K. The results of operations for the nine-month period ended September 30, 2015 are not necessarily indicative of the operating results for the full year ended December 31, 2015.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has realized net losses since reactivation on June 1, 1991 totaling $169,734. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The Company is currently in the development stage and has not realized significant sales through September 30, 2015. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

C&C Tours, Inc.

Notes to the Condensed Financial Statements

September 30, 2015

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

Subsequent Events

The Company's management reviewed all material events through the date of this filing and has determined that there are no material subsequent events to report.

NOTE 4 - RECENT PRONOUNCEMENT

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders' equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

NOTE 5 – LOANS PAYABLE

Loans payable consist of legal and accounting fees, and out-of-pocket costs incurred through a third party. These payables are non-collateralized, bear interest at 8%, and are due on demand. As such, these loans are classified as current on the Company's Balance Sheet. Interest expense for the nine months ended September 30, 2014 and 2015 totaled $4,156 and $4,568, respectively. No payments on principal or interest have been made to date.

FORWARD-LOOKING STATEMENTS

There are statements in this report that are not historical facts. These "forward-looking statements" can be identified by use of terminology such as "believe," "hope," "may," "anticipate," "should," "intend," "plan," "expect," "estimate," "project," "positioned," "strategy" and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire annual report carefully; especially the risks discussed under the section entitled "Risk Factors."

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

In this report references to "C & C Tours," "the Company," "we," "us," and "our" refer to C & C Tours, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We anticipate that the Company will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have relied primarily upon other parties to provide loans and pay for operating expenses. At September 30, 2015 cash increased to $2,364 compared to $514 at December 31, 2014. This increase was primarily due to borrowing $8,600 from a third party during the period. Our total liabilities increased to $134,191 at September 30, 2015 compared to $114,823 for the year ended December 31, 2014. The increase in liabilities primarily represents proceeds from loans, advances and services provided by third parties and accrued interest.

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

Results of Operations

We had no revenues during 2015 and 2014. General and administrative expense decreased to $12,950 for the nine month period ended September 30, 2015 compared to $15,073 for the nine month period ended September 30, 2014. General and administrative expense decreased to $3,200 for the 2015 third quarter compared to $4,000 for the 2014 third quarter. The decrease in general and administrative expense in the 2015 interim periods primarily reflects reduced consulting services relied upon for our operations.

Total other expense increased to $4,568 for the 2015 nine month period compared to $4,156 for the 2014 nine month period and increased to $1,602 for the 2015 third quarter compared to $1,430 for the 2014 third quarter. Total other expense represents interest expense on loans payable.

Our net loss decreased to $17,518 for the 2015 nine month period compared to $19,229 for the 2014 nine month period and decreased to $4,802 for the 2015 third quarter compared to $5,430 for the 2014 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At September 30, 2015 we recorded loans payable totaling $80,240 representing services received, as well as cash advances received from third parties. All of the loans payable are non-collateralized, carry interest at 8% and are due on demand. Interest expense related to these loans totaled $4,568 for the 2015 nine month period and $4,156 and for the 2014 nine month period.

A third party consultant, First Equity Holdings Corp., has provided professional services, paid for legal, accounting and administrative services on our behalf and/or provided advances to cover our operating costs. These contributions, totaling $58,140 at September 30, 2015, are not formally documented and we have recognized them as non-collateralized loans, payable on demand and carrying interest of 8%.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

We qualify as an "emerging growth company" under the recently enacted Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

•	Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	Submit certain executive compensation matters to shareholder advisory votes, such as "say-on-pay" and "say-on-frequency"

•	Obtain shareholder approval of any golden parachute payments not previously approved; and

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

We will remain an "emerging growth company" for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion; (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed third fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

__________________________

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

C & C TOURS, INC.

Date: November 6, 2015	By:	/s/ Brett D. Taylor
Brett D. Taylor
President and Director
Principal Financial Officer

