Form 10-K
period 2015-12-31
C & C TOURS INC
filed 2016-03-29
CIK 1430319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period __________ to __________

Commission file number: 000-54847

C & C TOURS, INC.
(Exact name of registrant as specified in its charter)

Wyoming	87-0463118
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2157 S. Lincoln Street, Salt Lake City, Utah	84106
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (801) 323-2395

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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

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

The number of shares outstanding of the registrant's common stock as of March 1, 2016 was 2,937,000.

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

In this annual report references to "C & C Tours," "the Company," "we," "us," and "our" refer to C & C Tours, Inc.

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

Emerging Growth Company

We qualify as an emerging growth company as that term is used in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

•	A requirement to have only two years of audited financial statements and only two years of related Management's Discussion and Analysis of Financial Condition and Results of Operations;

•	Exemption from the auditor attestation requirement in the assessment of the emerging growth company's internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;

•	Reduced disclosure about the emerging growth company's executive compensation arrangements; and

•	No non-binding advisory votes on executive compensation or golden parachute arrangements.

We have already taken advantage of these reduced reporting burdens in this annual report, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the "Securities Act"), for complying with new or revised accounting standards. We have elected to use the extended transition period and therefore our financial statements may not be comparable to companies that comply with public company accounting standard effective dates.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

For more details regarding this exemption, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies," below.

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

Based upon the Company's startup history and the extent of our initial operations the Company was a startup company for at least the initial 28 months of operations. After we ceased our charter business operations we became a "blank check" company based upon our proposed business activities. The U.S. Securities and Exchange Commission (the "SEC") defines those companies as any company that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies and is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act. Under SEC Rule 12b-2, we also qualify as a "shell company" because we have no or nominal assets and operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination.

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

In evaluating a prospective business combination, management will conduct as extensive a due diligence review of potential targets as possible; however, none of our management are professional business analysts. (See "Item 10. Directors, Executive Officers and Corporate Governance," below.) Our executive officers have limited experience with mergers and acquisitions of business opportunities and they have not been involved with an initial public offering. Potential investors must recognize that due to our management's inexperience with business combinations we may not adequately evaluate a potential business opportunity.

We are unable to predict the time as to when, and if we may ever actually participate in any specific business endeavor. We anticipate that proposed business ventures will be made available to us through personal contacts of our directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which we eventually participate. Such persons may include our directors, executive officers and beneficial owners of our securities or their affiliates. In that event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals.

In addition, certain conflicts of interest exist or may develop between C & C Tours and our officers and directors. Our management has other business interests to which they currently devote attention, which include their primary employment and management of other public companies. (See Item10 and Item 1A. "Risk Factors," below.) They may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. Also, our management does not receive compensation from us and Mr. Taylor does not own any shares of our common stock. In the process of negotiations for an acquisition or merger our management may be influenced towards a business opportunity that may provide them with some personal pecuniary benefit. In addition, Mr. Peters may consider the interests of other blank check companies he is affiliated with rather than the best interests of C & C Tours and our stockholders.

We presently do not foresee entering into a merger or acquisition transaction with any business with which our officers or directors are currently affiliated; however, we may acquire or merge with companies of which our management's affiliates or associates have a direct or indirect ownership interest. If we determine in the future that a transaction with an affiliate would be in our best interest, we are permitted by Wyoming law to enter into such a transaction if:

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

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the indemnification and evaluation of a prospective business combination that is not ultimately completed may result in a loss to the Company. Also, fees may be paid in connection with the completion of all types of acquisitions, reorganizations or mergers. These fees are usually used to pay legal costs, accounting costs, finder's fees, consultant's fees and other related expenses. In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by us. We have no present arrangements or understandings respecting any of these types of fees.

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

We are subject to the Exchange Act and the Sarbanes-Oxley Act of 2002. The Exchange Act will require the Company to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the SEC on a regular basis, and we will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K. The Sarbanes-Oxley Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and to strengthen auditor independence. It also requires steps be taken to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; it establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; it creates guidelines for audit committee members' appointment, and compensation and oversight of the work of public companies' auditors; it prohibits certain insider trading during pension fund blackout periods; and it establishes a federal crime of securities fraud, among other provisions.

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

At December 31, 2015, the Company had an accumulated deficit of $174,649, had negative working capital of $136,742 and had not generated revenues. Based upon these factors our auditors have issued a going concern opinion. We do not anticipate that we will have revenues until we acquire or merge with a business opportunity. Accordingly, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is advances or investments by others in our company. We must obtain a business opportunity to support our operations.

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

Our Director and Secretary/Treasurer, Mr. Peters, currently serves as a director and executive officer of two other blank check companies, Bingham Canyon Corporation and Cancer Capital Corp., which are fully reporting companies with business plans and operations similar to ours. These companies are also seeking business opportunities to acquire or merge with. In the search for and in the process of negotiations for an acquisition of, or merger with, a business opportunity, Mr. Peters may consider the interests of these other blank check companies rather than the best interests of C & C Tours and our stockholders.

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

Our management and affiliates will play an integral role in establishing the terms for any future business combination. We do not have policies and procedures in place to govern transactions with related parties or affiliates, accordingly, these transactions may be negotiated between related parties without "arm's length" bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

Reporting requirements under the Exchange Act and compliance with the Sarbanes-Oxley Act of 2002, including establishing and maintaining acceptable internal controls over financial reporting, are costly.

The Company currently has no business that produces revenues; however, the rules and regulations pursuant to the Exchange Act require a public company to provide periodic reports with interactive data files which will require the Company to engage legal, accounting, auditing services and XBRL and EDGAR service providers. The engagement of such services can be costly and the Company is likely to incur losses which may adversely affect the Company's ability to continue as a going concern. Additionally, the Sarbanes-Oxley Act of 2002 will require the Company to establish and maintain adequate internal controls and procedures over financial reporting. The costs of complying with the Sarbanes-Oxley Act of 2002 and the limited time that management will devote to the Company may make it difficult for the Company to establish and maintain adequate internal controls over financial reporting. In the event the Company fails to maintain an effective system of internal controls or discover material weaknesses in our internal controls, we may not be able to produce reliable financial reports or report fraud, which may harm our financial condition and result in loss of investor confidence and a decline in our share price.

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

Shares of our common stock are not registered under the securities laws of any state or other jurisdiction and there is no public trading market for our common stock. Further, no public trading market is expected to develop in the foreseeable future unless and until we complete a business combination with an operating business. Therefore, outstanding shares of common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act of 1933 ("Securities Act") and any other applicable federal or state securities laws or regulations. Stockholders may rely on the exemption from registration provided by Rule 144 of the Securities Act ("Rule 144"), subject to certain restrictions; namely, common stock may not be sold until one year after:

(i)

the completion of a business combination with a private company in a reverse merger or reverse takeover transaction after which the Company would cease to be a "shell company" (as defined in Rule 12b-2 under the Exchange Act) and

(ii)

the disclosure of certain information on a Current Report on Form 8-K within four business days thereafter, and only if the Company has been current in all of its periodic SEC filings for the 12 months preceding the contemplated sale of stock.

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

We are an "emerging growth company" under the JOBS Act and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

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

It is likely that our common stock will be considered "penny stock," which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock is not currently quoted or listed on any public exchange, but upon quotation or listing, our common stock may be deemed to be "penny stock" as that term is defined under the Exchange Act. Penny stocks generally are equity securities with a price of less than $5.00. Penny stock rules impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse.

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

Our Articles of Incorporation authorize the Company to issue an aggregate of 20,000,000 shares of common stock and we currently have 2,937,000 shares outstanding. Any merger or acquisition effected by the Company may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, our common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. In an acquisition type transaction, our board of directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

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

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable to our operations.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not listed or quoted to trade on any public trading market. We do not have any outstanding options or warrants to purchase our securities or securities convertible into our common stock.

Holders

We have 95 stockholders of record holding 2,937,000 shares of our common stock as of March 1, 2016.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon other parties to provide and pay for professional expenses and loans. At December 31, 2015, we had $864 in cash compared to $514 at December 31, 2014. Our total liabilities increased to $137,606 for 2015 compared to $114,823 for 2014. This increase in liabilities primarily represents advances and services provided by a third party consultant, First Equity Holdings Corp. This consultant has provided professional services, paid for legal, accounting and administrative services on our behalf and/or provided advances to cover our operating costs. These contributions, totaling $58,140, are not formally documented and we have recognized them as non-collateralized loans, payable on demand and carrying interest of 8%.

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

Results of Operations

We had no revenues during 2015 and 2014. General and administrative expense decreased to $16,250 for 2015 compared to $19,366 for 2014. The decrease in general and administrative expense in 2015 reflects reduced professional and consulting fees required to maintain our operations.

Total other expense increased to $6,183 for 2015 compared to $5,586 for 2014 and represents interest expense on loans payable.

Due to lower general and administrative expenses in 2015 our net loss decreased to $22,433 for 2015 compared to $24,952 for 2014. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At December 31, 2015 we recorded loans payable totaling $80,240 representing services received, as well as cash advances received from third parties. All of the loans payable are non-collateralized, carry interest at 8% and are due on demand. Interest expense related to these loans totaled $6,183 at December 31, 2015.

A third party consultant, First Equity Holdings Corp., has provided professional services, paid for legal, accounting and administrative services on our behalf and/or provided advances to cover our operating costs. These contributions, totaling $58,140 at December 31, 2015, are not formally documented and we have recognized them as non-collateralized loans, payable on demand and carrying interest of 8%.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

We qualify as an "emerging growth company" under the recently enacted JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

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

December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of C & C Tours, Inc.

We have audited the accompanying balance sheets of C & C Tours, Inc. (the "Company") as of December 31, 2015 and 2014 , and the related statements of operations, stockholders' equity (deficit) , and cash flows for the years ended December 31, 2015 and 2014. C & C Tours, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits on accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audit the financial statements referred to above present fairly, in all material respects, the financial position of C & C Tours, Inc. as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, The Company, has not earned revenue, has suffered net losses and has had negative cash flows from operating activities during the years ended December 31, 2015 and 2014. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP
Edina, MN
March 28, 2016

5201 Eden Ave

Suite 300

Edina, MN 55436

630.277.2330

C & C TOURS, INC.

Balance Sheets

	DEC 31, 2015	DEC 31, 2014
ASSETS
CURRENT ASSETS
Cash	$864	$514
Total current assets	864	514

TOTAL ASSETS	$864	$514

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$38,000	$30,000
Loans payable - current	80,240	71,640
Accrued interest	19,366	13,183
Total current liabilities	137,606	114,823
TOTAL LIABILITIES	137,606	114,823

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 20,000,000 shares authorized at $.001 par value, 2,937,000 shares issued and outstanding at December 31, 2015 and December 31, 2014	2,937	2,937
Additional paid-in capital	34,970	34,970
Accumulated deficit	(174,649)	(152,216)
Total stockholders' equity (deficit)	(136,742)	(114,309)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$864	$514

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2015	FOR THE YEAR ENDED DEC 31, 2014

Revenues	$--	$--

Expenses
General and administrative	16,250	19,366
Total expenses	16,250	19,366

Net operating loss before other expense	(16,250)	(19,366)

Other income (expense), non-operating
Interest expense	(6,183)	(5,586)
Total other income (expense)	(6,183)	(5,586)

Loss from operations before income taxes	(22,433)	(24,952)

Income taxes	--	--

Net loss	$(22,433)	$(24,952)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding	2,937,000	2,937,000

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.

Statements of Shareholders' Equity (Deficit)

For the Years Ended December 31, 2014 and 2015

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance December 31, 2013	2,937,000	$2,937	$34,970	$(127,264)
Net loss for the year ended December 31, 2014	--	--	--	(24,952)
Balance December 31, 2014	2,937,000	2,937	34,970	(152,216)
Net loss for the year ended December 31, 2015	--	--	--	(22,433)
Balance December 31, 2015	2,937,000	$2,937	$34,970	$(174,649)

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2015	FOR THE YEAR ENDED DEC 31, 2014

Cash Flows from Operating Activities
Net loss	$(22,433)	$(24,952)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Accounts payable	8,000	10,400
Accrued interest	6,183	5,586
Net cash used by operating activities	(8,250)	(8,966)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Proceeds from loans payable	8,600	7,500
Net cash provided (used) by financing activities	8,600	7,500

Net Increase (Decrease) in Cash	350	(1,466)

Cash at Beginning of Period	514	1,980

Cash at End of Period	$864	$514

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--

The accompanying notes are an integral part of these financial statements

C & C Tours, Inc.

Notes to the Financial Statements

December 31, 2015 and December 31, 2014

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

The Company was organized under the laws of the State of Nevada on February 22, 1989. The Company was organized as a charter bus business specializing in Nevada tours. In 1991, after about 28 months of unsuccessful charter bus business, the operations were discontinued. On June 12, 2012 the Company filed Articles of Continuance in the State of Wyoming effecting a change in domicile from Nevada to Wyoming. The Company is actively seeking potential business opportunities or potential mergers with existing operating companies.

Significant Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements are as follows:

a. Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

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

d. Basic and Fully Diluted Income (Loss) Per Share

In accordance with ASC 260, Earnings Per Share ("ASC 260") (formerly SFAS No. 128), the computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the financial statements.

The computations of basic and fully diluted loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the financial statements, plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible debentures. As of December 31, 2015 and 2014, all common stock activity has been included and there were no items considered to be anti-dilutive.

C & C Tours, Inc.

Notes to the Financial Statements

December 31, 2015 and December 31, 2014

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d. Basic and Fully Diluted Income (Loss) Per Share (Continued)

Following is a reconciliation of the loss per share for the years ended December 31, 2015 and 2014, respectively:

	For the Years Ended
	December 31,
	2015	2014

Net (loss) available to Common shareholders	$(22,433)	$(24,952)

Weighted average shares	2,937,000	2,937,000

Basic and fully diluted loss per share (based on weighted average shares)	$(0.01)	$(0.01)

e. Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash. Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company does not maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The Company had $0 of cash balances in excess of federally insured limits at December 31, 2015 and 2014.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $22,433 and $24,952 during the years ended December 31, 2015 and 2014 respectively. This factor, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

December 31, 2015 and December 31, 2014

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

Net deferred tax liabilities consist of the following components as of December 31, 2015 and 2014:

	2015	2014

Deferred tax assets:
NOL Carryover	$25,600	$22,200
Allowance for Doubtful Accounts	-	-
Related Party Accruals	-	-
Deferred tax liabilities
Depreciation

Valuation allowance	(25,600)	(22,200)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2015 and 2014 due to the following:

	2015	2014

Book Income	$(3,400)	$(3,700)
Depreciation	-	-
Allowance for Doubtful Accounts	-	-
Related Party Accruals	-	-
Unrealized Loss	-	-
Valuation allowance	3,400	3,700
	$-	$-

As of December 31, 2015, the Company had net operating loss carryforwards of approximately $170,510 that may be offset against future taxable income from the years 2014 through 2034. No tax benefit has been reported in the December 31, 2015 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

C & C Tours, Inc.

Notes to the Financial Statements

December 31, 2015 and December 31, 2014

NOTE 3 - INCOME TAXES (Continued)

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2014, 2013 and 2012.

NOTE 4 – COMMON STOCK TRANSACTIONS

On May 31, 1991, the Company issued 1,002,500 share of its previously authorized, but unissued common stock for cash valued at $1,002 or $ 0.001 per share

On June 26, 1992, the Company issued 2,500 shares of its' previously authorized, but unissued common stock for services valued at $10, or $0.004 per share.

On June 24, 1994, the Company issued 500,000 shares of its' previously authorized, but unissued common stock for cash valued at $2,000, or $0.004 per share.

On June 24, 1994, the Company issued 2,500 shares of its' previously authorized, but unissued common stock for services valued at $10, or $0.004 per share.

On January 20, 1995, the Company issued 500,000 shares of its' previously authorized, but unissued common stock for cash valued at $2,000, or $0.004 per share.

On June 28, 1996, the Company issued 2,000 shares of its' previously authorized, but unissued common stock for services valued at $8, or $0.004 per share.

On June 27, 1997, the Company issued 2,000 shares of its' previously authorized, but unissued common stock for services valued at $8, or $0.004 per share.

On July 16, 2008, the Company issued 840,000 shares of its' previously authorized, but unissued common stock for services valued at $840, or $0.001 per share.

On October 20, 2008, the Company issued 82,000 shares of its' previously authorized, but unissued common stock for cash valued at $16,400, or $0.20 per share.

On October 20, 2008, the Company issued 3,500 shares of its' previously authorized, but unissued common stock for services valued at $700, or $0.20 per share.

C & C Tours, Inc.

Notes to the Financial Statements

December 31, 2015 and December 31, 2014

NOTE 5 – LOANS PAYABLE

Loans payable consists of legal and accounting fees and out-of-pocket costs incurred through third parties. These payables are non-collateralized, bear interest at 8%, and are due on demand. As such, these loans are classified as current on the Company's Balance Sheet. Interest expense for the years ended December 31, 2015 and 2014 totaled $6,183 and $5,586, respectively. No payments on principal or interest have been made to date.

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

On January 1, 2008 the Company adopted FASB ASC 820-10-50, "Fair Value Measurements". This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

NOTE 7 – RECENT PRONOUNCEMENT

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

NOTE 8 – COMMITMENTS AND CONTINGINCIES

The Company has not entered into or been engaged in any commitments or contingencies for the fiscal years ended December 31, 2015 and 2014. As such, no liability has been recorded on the financial statements for any contingent liability or commitment. The Company has read and addressed SAB Topic 5T and believes all contributed services provided have been accounted for.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events pursuant to ASC No. 855 and determined there are not any material subsequent events occurring after the date of the balance sheet through the date these financial statements were issued requiring disclosure in the accompanying financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in our Form 8-K filed March 11, 2014, the Company dismissed HJ & Associates,LLC on March 8, 2014. On the same date the Company engaged KLJ & Associates, LLP, as our independent registered public accounting firm.

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

Management's Annual Report on Internal Control over Financial Reporting

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

For the year ended December 31, 2015, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), "Internal Control - Integrated Framework," to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Term of Director

Brett D. Taylor	54	Director, President	April 2012 until next annual meeting

J. William Peters	64	Director, Secretary/Treasurer	April 2012 until next annual meeting

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

The Board believes Mr. Peters' experience serving in management positions for private companies and public reporting companies may prove significant in our search for a business opportunity. The Board also believes his experience with public reporting companies may be critical to our operations moving forward.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2015.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our former and current principal executive officers did not receive compensation during the past fiscal year ended December 31, 2015. None of our named executive officers received any cash or non-cash compensation during the past two years, nor did any executive officers have outstanding equity awards at year end. We currently have no employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors. In accordance with SAB Topic 5T, the Company believes all services and expenses contributed by management have been accounted for in the Company's financials.

We do not offer retirement benefit plans to our executive officers, nor have we entered into any contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at, or in connection with, the resignation, retirement or other termination of a named executive officer, or a change in control of the company or a change in the named executive officer's responsibilities following a change in control.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following table sets forth the beneficial ownership of our outstanding common stock by our management. We are not aware of any person or group that beneficially owns more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act, and generally includes voting or investment power with respect to the securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 2,937,000 shares of common stock outstanding as of March 1, 2016.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership		Percent of class
J. William Peters	140,000	(1)	4.8%
Directors and officers as a group	140,000		4.8%

__________________
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

Director Independence

None of our directors are independent directors as defined by NASDAQ Stock Market Rule 5605(a)(2). This rule defines persons as "independent" who are neither officers nor employees of the company and have no relationships that, in the opinion of the board, would interfere with the exercise of independent judgment in carrying out their responsibilities as directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our principal accounting firm, KLJ & Associates, LLP, in connection with the audit of our financial statements and other professional services.

	2015	2014
Audit fees	$6,000	$6,000
Audit-related fees	0	0
Tax fees	0	0
All other fees	$0	$0

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The audited financial statements of C & C Tours, Inc. are included in this report under Item 8 on pages 19 through 29.

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

__________________

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

C & C TOURS, INC.

Date: March 28, 2016	By:	/s/ Brett D. Taylor
Brett D. Taylor
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2016	By:	/s/ Brett D. Taylor
Brett D. Taylor
Principal Executive Officer Principal Financial and Accounting Officer Director and President

Date: March 28, 2016	By:	/s/ J. William Peters
J. William Peters
Director and Secretary/Treasurer

