Form 10-Q
period 2016-03-31
C & C TOURS INC
filed 2016-05-06
CIK 1430319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

The number of shares outstanding of the registrant's common stock as of April 28, 2016 was 2,937,000.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

C & C TOURS, INC.

Financial Statements

March 31, 2016

(Unaudited)

C & C TOURS, INC.

Condensed Balance Sheets

(Unaudited)

	MAR 31, 2016	DEC 31, 2015

ASSETS
CURRENT ASSETS
Cash	$1,364	$864
Total current assets	1,364	864

TOTAL ASSETS	$1,364	$864

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$40,100	$38,000
Notes payable - current	84,240	80,240
Accrued interest	20,968	19,366
Total current liabilities	145,308	137,606
Total liabilities	145,308	137,606

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 20,000,000 shares authorized at $.001 par value, 2,937,000 shares issued and outstanding at March 31, 2016 and December 31, 2015	2,937	2,937
Additional paid-in capital	34,970	34,970
Accumulated deficit	(181,851)	(174,649)
Total stockholders' equity (deficit)	(143,944)	(136,742)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$1,364	$864

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2016	FOR THE THREE MONTHS ENDED MAR 31, 2015

Revenues	$--	$--

Expenses
General and administrative	5,600	6,450
Total expenses	5,600	6,450

Net operating loss before other expense	5,600	6,450

Other income (expense)
Interest expense	(1,602)	(1,445)
Total other income (expense)	(1,602)	(1,445)

Loss from operations before income taxes	(7,202)	(7,895)

Income taxes	--	--

Net loss	$(7,202)	$(7,895)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	2,937,000	2,937,000

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2016	FOR THE THREE MONTHS ENDED MAR 31, 2015

Cash Flows from Operating Activities
Net loss	$(7,202)	$(7,895)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Accounts payable	2,100	2,700
Accrued interest	1,602	1,445
Net cash used by operating activities	(3,500)	(3,750)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Proceeds from notes payable	4,000	5,000
Net cash provided (used) by financing activities	4,000	5,000

Increase (decrease) in cash	500	1,250

Cash and cash equivalents at beginning of period	864	514

Cash and cash equivalents at end of period	$1,364	$1,764

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--

The accompanying notes are an integral part of these financial statements

C&C Tours, Inc.

Notes to the Condensed Financial Statements

March 31, 2016

(Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2016 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited financial statements as reported in its Form 10-K. The results of operations for the three-month period ended March 31, 2016 are not necessarily indicative of the operating results for the full year ended December 31, 2016.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has realized net losses since reactivation on June 1, 1991 totaling $177,712. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The Company is currently in the development stage and has not realized significant sales through March 31, 2016. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

C&C Tours, Inc.

Notes to the Condensed Financial Statements

March 31, 2016

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

NOTE 5 – NOTES PAYABLE

Notes payable consist of legal and accounting fees, and out-of-pocket costs incurred through a third party. These payables are non-collateralized, bear interest at 8%, and are due on demand. As such, these notes payable are classified as current on the Company's Balance Sheet. Interest expense for the three months ended March 31, 2015 and 2016 totaled $1,445 and $1,602 respectively. No payments on principal or interest have been made to date.

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

In this report references to "C & C Tours," "the Company," "we," "us," and "our" refer to C & C Tours, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We have not recorded revenues from operations to date. We have not established an ongoing source of revenues sufficient to cover our operating costs. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to obtain capital from management, significant stockholders or third parties to cover operating expenses; however, there is no assurance that additional funding will be available. Our ability to continue as a going concern during the long term is dependent upon our ability to find a suitable company and acquire or enter into a merger with such company.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have relied primarily upon other parties to provide loans and pay for operating expenses. At March 31, 2016 cash increased to $1,364 compared to $864 at December 31, 2015. This increase was primarily due to borrowing $4,000 from a third party during the period. Our total liabilities increased to $145,308 at March 31, 2016 compared to $137,606 for the year ended December 31, 2015. The increase in liabilities primarily represents proceeds from loans, advances and services provided by third parties and accrued interest.

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

Results of Operations

We had no revenues during 2016 and 2015. General and administrative expense decreased to $5,600 for the 2016 first quarter compared to $6,450 for the 2015 first quarter. The decrease in general and administrative expense in the 2016 first quarter primarily reflects reduced consulting services relied upon for our operations.

Total other expense increased to $1,602 for the 2016 first quarter compared to $1,445 for the 2015 first quarter. Total other expense represents interest expense on notes payable.

Our net loss decreased to $7,202 for the 2016 first quarter compared to $7,895 for the 2015 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At March 31, 2016 we recorded notes payable totaling $84,240 representing services received, as well as cash advances received from third parties. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Interest expense related to these notes payable totaled $1,602 for the 2016 first quarter and $1,445 for the 2015 first quarter. No payments on principal or interest have been made to date.

A third party consultant has provided professional services, paid for legal, accounting and administrative services on our behalf and/or provided advances to cover our operating costs. These contributions, totaling $58,140 at March 31, 2016, are not formally documented and we have recognized them as non-collateralized notes payable, that are payable on demand and carrying interest of 8%. No payments on principal or interest have been made to date.

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

We will remain an "emerging growth company" for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion; (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed first fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
__________

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

C & C TOURS, INC.

Date: May 6, 2016	By:	/s/ Brett D. Taylor
Brett D. Taylor
President and Director
Principal Financial Officer

