Form 10-Q
period 2016-06-30
C & C TOURS INC
filed 2016-08-05
CIK 1430319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the registrant's common stock as of August 1, 2016 was 2,937,000.

2

PART I – FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

C & C TOURS, INC.

Financial Statements

June 30, 2016

(Unaudited)

C & C TOURS, INC.
Condensed Balance Sheets

(Unaudited)

	JUNE 30, 2016	DEC 31, 2015

ASSETS
CURRENT ASSETS
Cash	$364	$864
Total current assets	364	864

TOTAL ASSETS	$364	$864

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$42,200	$38,000
Notes payable - current	84,240	80,240
Accrued interest	22,650	19,366
Total current liabilities	149,090	137,606
Total liabilities	149,090	137,606
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 20,000,000 shares authorized at $.001 par value, 2,937,000 shares issued and outstanding at June 30, 2016 and December 31, 2015	2,937	2,937
Additional paid-in capital	34,970	34,970
Accumulated deficit	(186,633)	(174,649)
Total stockholders' equity (deficit)	(148,726)	(136,742)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$364	$864

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.
Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2016	FOR THE THREE MONTHS ENDED JUNE 30, 2015	FOR THE SIX MONTHS ENDED JUNE 30, 2016	FOR THE SIX MONTHS ENDED JUNE 30, 2015

Revenues	$--	$--	$--	$--

Expenses
General and administrative	3,100	3,300	8,700	9,750
Total expenses	3,100	3,300	8,700	9,750

Net operating loss before other expense	(3,100)	(3,300)	(8,700)	(9,750)

Other income (expense)
Interest expense	(1,682)	(1,521)	(3,284)	(2,966)
Total other income (expense)	(1,682)	(1,521)	(3,284)	(2,966)

Loss from operations before income taxes	(4,782)	(4,821)	(11,984)	(12,716)

Income taxes	--	--	--	--

Net loss	$(4,782)	$(4,821)	$(11,984)	$(12,716)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	2,937,000	2,937,000	2,937,000	2,937,000

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.
Condensed Statements of Cash Flows

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2016	FOR THE SIX MONTHS ENDED JUNE 30, 2015

Cash Flows from Operating Activities
Net loss	$(11,984)	$(12,716)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Accounts payable	4,200	4,500
Accrued interest	3,284	2,966
Net cash used by operating activities	(4,500)	(5,250)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Proceeds from notes payable	4,000	8,600
Net cash provided (used) by financing activities	4,000	8,600

Increase (decrease) in cash	(500)	3,350

Cash and cash equivalents at beginning of period	864	514

Cash and cash equivalents at end of period	$364	$3,864

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--

The accompanying notes are an integral part of these financial statements

C&C Tours, Inc.

Notes to the Condensed Financial Statements

June 30, 2016

(Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2016 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited financial statements as reported in its Form 10-K. The results of operations for the six-month period ended June 30, 2016 are not necessarily indicative of the operating results for the full year ended December 31, 2016.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has realized net losses since reactivation on June 1, 1991 totaling $182,494. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The Company is currently in the development stage and has not realized significant sales through June 30, 2016. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

C&C Tours, Inc.

Notes to the Condensed Financial Statements

June 30, 2016

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

NOTE 5 – LOANS PAYABLE

Loans payable consist of legal and accounting fees, and out-of-pocket costs incurred through a third party. These payables are non-collateralized, bear interest at 8%, and are due on demand. As such, these loans are classified as current on the Company's Balance Sheet. Interest expense for the six months ended June 30, 2016 and 2015 totaled $3,284 and $2,966, respectively. No payments on principal or interest have been made to date.

NOTE 6 – SUBSEQUENT EVENTS

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have relied primarily upon other parties to provide loans and pay for operating expenses. At June 30, 2016 cash decreased to $364 compared to $864 at December 31, 2015. Our total liabilities increased to $149,090 at June 30, 2016 compared to $137,606 for the year ended December 31, 2015. The increase in liabilities primarily represents proceeds from loans, advances and services provided by third parties and accrued interest.

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

Results of Operations

We had no revenues during 2016 and 2015. General and administrative expense decreased to $8,700 for the 2016 six month period compared to $9,750 for the 2015 six month period. General and administrative expense decreased to $3,100 for the 2016 second quarter compared to $3,300 for the 2015 second quarter. The decrease in general and administrative expense in the 2016 interim periods primarily reflects reduced consulting services relied upon for our operations.

Total other expense increased to $3,284 for the 2016 six month period compared to $2,966 for the 2015 six month period. Total other expense increased to $1,682 for the 2016 second quarter compared to $1,521 for the 2015 second quarter. Total other expense represents interest expense on notes payable.

Our net loss decreased to $11,984 for the 2016 six month period compared to $12,716 for the 2015 six month period. Our net loss decreased to $4,782 for the 2016 second quarter compared to $4,821 for the 2015 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At June 30, 2016 we recorded notes payable totaling $84,240 representing services received, as well as cash advances received from third parties. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Interest expense related to these notes payable totaled $3,284 for the 2016 six month period and $2,966 for the 2015 six month period. No payments on principal or interest have been made to date.

A third party consultant has provided professional services, paid for legal, accounting and administrative services on our behalf and/or provided advances to cover our operating costs. These contributions, totaling $58,140 at June 30, 2016, are not formally documented and we have recognized them as non-collateralized notes payable, that are payable on demand and carrying interest of 8%. No payments on principal or interest have been made to date.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

We qualify as an "emerging growth company" under the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

C & C TOURS, INC.

Date: August 5, 2016	By:	/s/ Brett D. Taylor
Brett D. Taylor
President and Director
Principal Financial Officer

