Form 10-Q
period 2016-09-30
C & C TOURS INC
filed 2016-11-03
CIK 1430319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2016 was 2,937,000.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

C & C TOURS, INC.

Financial Statements

September 30, 2016

(Unaudited)

C & C TOURS, INC.

Condensed Balance Sheets

(Unaudited)

	SEPT. 30, 2016	DEC. 31, 2015

ASSETS
CURRENT ASSETS
Cash	$3,364	$864
Total current assets	3,364	864

TOTAL ASSETS	$3,364	$864

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$43,300	$38,000
Notes payable - current	89,240	80,240
Accrued interest	24,405	19,366
Total current liabilities	156,945	137,606
Total liabilities	156,945	137,606
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 20,000,000 shares authorized at $.001 par value, 2,937,000 shares issued and outstanding at September 30, 2016 and December 31, 2015	2,937	2,937
Additional paid-in capital	34,970	34,970
Accumulated deficit	(191,488)	(174,649)
Total stockholders' equity (deficit)	(153,581)	(136,742)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$3,364	$864

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT. 30, 2016	FOR THE THREE MONTHS ENDED SEPT. 30, 2015	FOR THE NINE MONTHS ENDED SEPT. 30, 2016	FOR THE NINE MONTHS ENDED SEPT. 30, 2015

Revenues	$--	$--	$--	$--

Expenses
General and administrative	3,100	3,200	11,800	12,950
Total expenses	3,100	3,200	11,800	12,950

Net operating loss before other expense	(3,100)	(3,200)	(11,800)	(12,950)

Other income (expense)
Interest expense	(1,755)	(1,602)	(5,039)	(4,568)
Total other income (expense)	(1,755)	(1,602)	(5,039)	(4,568)

Loss from operations before income taxes	(4,855)	(4,802)	(16,839)	(17,518)

Income taxes	--	--	--	--

Net loss	$(4,855)	$(4,802)	$(16,839)	$(17,518)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding	2,937,000	2,937,000	2,937,000	2,937,000

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT. 30, 2016	FOR THE NINE MONTHS ENDED SEPT. 30, 2015

Cash Flows from Operating Activities
Net loss	$(16,839)	$(17,518)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Accounts payable	5,300	6,200
Accrued interest	5,039	4,568
Net cash used by operating activities	(6,500)	(6,750)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Proceeds from notes payable	9,000	8,600
Net cash provided (used) by financing activities	9,000	8,600

Increase (decrease) in cash	2,500	1,850

Cash and cash equivalents at beginning of period	864	514

Cash and cash equivalents at end of period	$3,364	$2,364

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--

The accompanying notes are an integral part of these financial statements

C&C Tours, Inc.

Notes to the Condensed Financial Statements

September 30, 2016

(Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2016 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 audited financial statements as reported in its Form 10-K. The results of operations for the nine-month period ended September 30, 2016 are not necessarily indicative of the operating results for the full year ended December 31, 2016.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has realized net losses since reactivation on June 1, 1991 totaling $187,349. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The Company is currently in the development stage and has not realized significant sales through September 30, 2016. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

C&C Tours, Inc.

Notes to the Condensed Financial Statements

September 30, 2016

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

NOTE 4 - RECENT PRONOUNCEMENT

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015; however, entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

NOTE 5 – LOANS PAYABLE

Loans payable consist of legal and accounting fees, and out-of-pocket costs incurred through a third party. These payables are non-collateralized, bear interest at 8%, and are due on demand. As such, these loans are classified as current on the Company’s Balance Sheet. Interest expense for the nine months ended September 30, 2016 and 2015 totaled $5,039 and $4,568, respectively. No payments on principal or interest have been made to date.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have relied primarily upon other parties to provide loans and pay for operating expenses. At September 30, 2016 cash increased to $3,364 compared to $864 at December 31, 2015 primarily due to two loans totaling $9,000. Our total liabilities increased to $156,945 at September 30, 2016 compared to $137,606 for the year ended December 31, 2015. The increase in liabilities primarily represents proceeds from loans, advances and services provided by third parties and accrued interest.

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

Results of Operations

We had no revenues during 2016 and 2015. General and administrative expense decreased to $11,800 for the 2016 nine month period compared to $12,950 for the 2015 nine month period. General and administrative expense decreased to $3,100 for the 2016 third quarter compared to $3,200 for the 2015 third quarter. The decrease in general and administrative expense in the 2016 interim periods primarily reflects reduced consulting services relied upon for our operations.

Total other expense increased to $5,039 for the 2016 nine month period compared to $4,568 for the 2015 nine month period. Total other expense increased to $1,755 for the 2016 third quarter compared to $1,602 for the 2015 third quarter. Total other expense represents interest expense on notes payable.

Our net loss decreased to $16,839 for the 2016 nine month period compared to $17,518 for the 2015 nine month period. Our net loss increased to $4,855 for the 2016 third quarter compared to $4,802 for the 2015 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At September 30, 2016 we recorded notes payable totaling $89,240 representing services received, as well as cash advances received from third parties. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Interest expense related to these notes payable totaled $5,039 for the 2016 nine month period and $4,568 for the 2015 nine month period. No payments on principal or interest have been made to date.

A third party consultant has provided professional services, paid for legal, accounting and administrative services on our behalf and/or provided advances to cover our operating costs. These contributions, totaling $43,440 at September 30, 2016, are not formally documented and we have recognized them as non-collateralized notes payable, that are payable on demand and carrying interest of 8%. No payments on principal or interest have been made to date.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

____________________

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

C & C TOURS, INC.

Date: November 3, 2016	By:	/s/ Brett D. Taylor
Brett D. Taylor
President and Director Principal Financial Officer

