Form 10-K
period 2016-12-31
C & C TOURS INC
filed 2017-03-30
CIK 1430319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

The number of shares outstanding of the registrant’s common stock as of March 10, 2017 was 2,937,000.

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

In addition, certain conflicts of interest exist or may develop between C & C Tours and our officers and directors. Our management has other business interests to which they currently devote attention, which include their primary employment and management of other public companies. (See Item10 and Item 1A. “Risk Factors,” below.) They may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. Also, our management does not receive compensation from us and Mr. Taylor does not own any shares of our common stock. In the process of negotiations for an acquisition or merger our management may be influenced towards a business opportunity that may provide them with some personal pecuniary benefit. In addition, Mr. Peters may consider the interests of another blank check company he is affiliated with rather than the best interests of C & C Tours and our stockholders.

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

At December 31, 2016, the Company had an accumulated deficit of $196,370, had negative working capital of $158,463 and had not generated revenues. Based upon these factors our auditors have issued a going concern opinion. We do not anticipate that we will have revenues until we acquire or merge with a business opportunity. Accordingly, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is advances or investments by others in our company. We must obtain a business opportunity to support our operations.

We face a number of risks associated with potential acquisitions, including the possibility that we may incur substantial debt which could adversely affect our financial condition.

We intend to use reasonable efforts to complete a merger or other business combination with an operating business. Such combination will be accompanied by risks commonly encountered in acquisitions, including, but not limited to, insufficient revenues to offset increased expenses associated with the acquisition. Failure to manage and successfully integrate the acquisition we make could harm our business, our strategy and our operating results in a material way. Additionally, completing a business combination is likely to increase our expenses and it is possible that we may incur substantial debt in order to complete a business combination, which can adversely affect our financial condition. Incurring a substantial amount of debt may require us to use a significant portion of any cash flow to pay principal and interest on the debt, which will reduce the amount available to fund working capital, capital expenditures, and other general purposes. Our indebtedness may negatively impact our ability to operate our business and limit our ability to borrow additional funds by increasing our borrowing costs, and impact the terms, conditions, and restrictions contained in possible future debt agreements, including the addition of more restrictive covenants; impact our flexibility in planning for and reacting to changes in our business as covenants and restrictions contained in possible future debt arrangements may require that we meet certain financial tests and place restrictions on the incurrence of additional indebtedness and place us at a disadvantage compared to similar companies in our industry that have less debt.

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

Our Director and Secretary/Treasurer, Mr. Peters, currently serves as a director and executive officer of another blank check company, Cancer Capital Corp., which is a fully reporting company with a business plan and operations similar to ours. Cancer Capital Corp. is also seeking business opportunities to acquire or merge with. In the search for and in the process of negotiations for an acquisition of, or merger with, a business opportunity, Mr. Peters may consider the interests of this other blank check company rather than the best interests of C & C Tours and our stockholders.

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

Holders

We have 95 stockholders of record holding 2,937,000 shares of our common stock as of March 10, 2017.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon other parties to provide and pay for professional expenses and loans. At December 31, 2016, we had $1,864 in cash compared to $864 at December 31, 2015. Our total liabilities increased to $160,327 for 2016 compared to $137,606 for 2015. This increase in liabilities primarily represents a $9,000 loan from a third party during 2016, plus accrued interest of $6,821 on notes payable and accounts payable.

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

Results of Operations

We had no revenues during 2016 and 2015. General and administrative expense decreased to $14,900 for 2016 compared to $16,250 for 2015. The decrease in general and administrative expense in 2016 reflects reduced professional and consulting fees required to maintain our operations.

Total other expense increased to $6,821 for 2016 compared to $6,183 for 2015 and represents interest expense on loans payable.

Due to lower general and administrative expenses in 2016 our net loss decreased to $21,721 for 2016 compared to $22,433 for 2015. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At December 31, 2016 we recorded loans payable totaling $89,240 representing services received, as well as cash advances received from third parties. All of the loans payable are non-collateralized, carry interest at 8% and are due on demand. Interest expense related to these loans totaled $6,821 for the year ended December 31, 2016.

A third party consultant, First Equity Holdings Corp., has provided professional services, paid for legal, accounting and administrative services on our behalf and/or provided advances to cover our operating costs. These contributions, totaling $58,140 at December 31, 2016, are not formally documented and we have recognized them as non-collateralized loans, payable on demand and carrying interest of 8%.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

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

December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of C & C Tours, Inc.

We have audited the accompanying balance sheets of C & C Tours, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ equity (deficit) , and cash flows for the years ended December 31, 2016 and 2015. C & C Tours, Inc.is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based upon our audit the financial statements referred to above present fairly, in all material respects, the financial position of C & C Tours, Inc. as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the years ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, The Company, has not earned revenue, has suffered net losses and has had negative cash flows from operating activities during the years ended December 31, 2016 and 2015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

By:	/s/ KLJ & Associates, LLP
KLJ & Associates, LLP
Edina, MN

March 15, 2017

5201 Eden Ave

Suite 300

Edina, MN 55436

630.277.2330

C & C TOURS, INC.

Balance Sheets

	DEC 31, 2016	DEC 31, 2015
ASSETS
CURRENT ASSETS
Cash	$1,864	$864
Total current assets	1,864	864

TOTAL ASSETS	$1,864	$864

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$44,900	$38,000
Loans payable - current	89,240	80,240
Accrued interest	26,187	19,366
Total current liabilities	160,327	137,606
TOTAL LIABILITIES	160,327	137,606

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 20,000,000 shares authorized at $.001 par value, 2,937,000 shares issued and outstanding at December 31, 2016 and December 31, 2015	2,937	2,937
Additional paid-in capital	34,970	34,970
Accumulated deficit	(196,370)	(174,649)
Total stockholders' equity (deficit)	(158,463)	(136,742)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,864	$864

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2016	FOR THE YEAR ENDED DEC 31, 2015

Revenues	$--	$--

Expenses
General and administrative	14,900	16,250
Total expenses	14,900	16,250

Net operating loss before other expense	(14,900)	(16,250)

Other income (expense), non-operating
Interest expense	(6,821)	(6,183)
Total other income (expense)	(6,821)	(6,183)

Loss from operations before income taxes	(21,721)	(22,433)

Income taxes	--	--

Net loss	$(21,721)	$(22,433)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding	2,937,000	2,937,000

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.

Statements of Shareholders’ Equity (Deficit)

For the Years Ended December 31, 2015 and 2016

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance December 31, 2014	2,937,000	$2,937	$34,970	$(152,216)
Net loss for the year ended December 31, 2015	--	--	--	(22,433)
Balance December 31, 2015	2,937,000	2,937	34,970	(174,649)
Net loss for the year ended December 31, 2016	--	--	--	(21,721)
Balance December 31, 2016	2,937,000	$2,937	$34,970	$(196,370)

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2016	FOR THE YEAR ENDED DEC 31, 2015

Cash Flows from Operating Activities
Net loss	$(21,721)	$(22,433)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Accounts payable	6,900	8,000
Accrued interest	6,821	6,183
Net cash used by operating activities	(8,000)	(8,250)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Proceeds from loans payable	9,000	8,600
Net cash provided (used) by financing activities	9,000	8,600

Net Increase (Decrease) in Cash	1,000	350

Cash at Beginning of Period	864	514

Cash at End of Period	$1,864	$864

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--

The accompanying notes are an integral part of these financial statements

C & C Tours, Inc.

Notes to the Financial Statements

December 31, 2016 and December 31, 2015

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

The computations of basic and fully diluted loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements, plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible debentures. As of December 31, 2016 and 2015, all common stock activity has been included and there were no items considered to be anti-dilutive.

C & C Tours, Inc.

Notes to the Financial Statements

December 31, 2016 and December 31, 2015

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

d. Basic and Fully Diluted Income (Loss) Per Share - continued

Following is a reconciliation of the loss per share for the years ended December 31, 2016 and 2015, respectively:

	For the Years Ended December 31,
	2016	2015

Net (loss) available to common shareholders	$(21,721)	$(22,433)

Weighted average shares	2,937,000	2,937,000

Basic and fully diluted loss per share (based on weighted average shares)	$(0.01)	$(0.01)

e. Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash. Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company does not maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The Company had $0 of cash balances in excess of federally insured limits at December 31, 2016 and 2015.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $21,721 and $22,433 during the years ended December 31, 2016 and 2015 respectively. This factor, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

December 31, 2016 and December 31, 2015

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

Net deferred tax liabilities consist of the following components as of December 31, 2016 and 2015:

	2016	2015
Deferred tax assets:
NOL Carryover	$28,800	$25,600
Allowance for Doubtful Accounts	--	--
Related Party Accruals	--	--
Deferred tax liabilities
Depreciation	--	--
Valuation allowance	(28,800)	(25,600)
Net deferred tax asset	$--	$--

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2016 and 2015 due to the following:

	2016	2015

Book Income	$(2,800)	$(3,400)
Depreciation	--	--
Allowance for Doubtful Accounts	--	--
Related Party Accruals	--	--
Unrealized Loss	--	--
Valuation allowance	2,800	3,400
	$--	$--

As of December 31, 2016, the Company had net operating loss carryforwards of approximately $192,231 that may be offset against future taxable income from the years 2015 through 2035. No tax benefit has been reported in the December 31, 2016 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

C & C Tours, Inc.

Notes to the Financial Statements

December 31, 2016 and December 31, 2015

NOTE 3 - INCOME TAXES - continued

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2016 and 2015, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2015, 2014 and 2013.

NOTE 4 - COMMON STOCK TRANSACTIONS

On May 31, 1991, the Company issued 1,002,500 share of its previously authorized, but unissued common stock for cash valued at $1,002 or $0.001 per share

On June 26, 1992, the Company issued 2,500 shares of its’ previously authorized, but unissued common stock for services valued at $10, or $0.004 per share.

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

C & C Tours, Inc.

Notes to the Financial Statements

December 31, 2016 and December 31, 2015

NOTE 5 - LOANS PAYABLE

Loans payable consists of legal and accounting fees and out-of-pocket costs incurred through third parties. These payables are non-collateralized, bear interest at 8%, and are due on demand. As such, these loans are classified as current on the Company’s Balance Sheet. Interest expense for the years ended December 31, 2016 and 2015 totaled $6,821 and $6,183, respectively. No payments on principal or interest have been made to date.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 8 - COMMITMENTS AND CONTINGINCIES

The Company has not entered into or been engaged in any commitments or contingencies for the fiscal years ended December 31, 2016 and 2015. As such, no liability has been recorded on the financial statements for any contingent liability or commitment. The Company has read and addressed SAB Topic 5T and believes all contributed services provided have been accounted for.

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events pursuant to ASC No. 855 and determined there are not any material subsequent events occurring after the date of the balance sheet through the date these financial statements were issued requiring disclosure in the accompanying financial statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had a change in our independent registered public accounting firm or disagreement with such accountants on accounting financial disclosure during the past two fiscal years.

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

For the year ended December 31, 2016, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Term of Director
Brett D. Taylor	55	Director, President	April 2012 until next annual meeting
J. William Peters	65	Director, Secretary/Treasurer	April 2012 until next annual meeting

Brett D. Taylor

Mr. Taylor was appointed as our Director and President on April 25, 2012. Since 2006 he has been employed by Codale Electric Supply as an operations manager. In this position he manages logistics for product delivery, the company safety program, and operations for Idaho, Utah, Nevada, Oregon, Arizona and Wyoming. Prior to working for Codale, he owned and operated Moab Cyclery and Kaibab Tours for 12 years. These companies provided recreational equipment and services to visitors to southern Utah.

The Board believes his experience as an owner of small private companies providing services to the public may provide valuable insights during the investigation of business opportunities.

J. William Peters

Mr. Peters was appointed as our Director and Secretary/Treasurer on April 10, 2012. Mr. Peters began semi-retirement in December 2012 and started a landscape company. From 2007 to 2012 Mr. Peters was employed by Principal Leasing, Inc. as an office manager. From 2003 to 2012 he served as the President of Development Specialties, Inc., a property management company. During the past ten years Mr. Peters has served as a director and executive officer of Cancer Capital Corp.; a company that has a class of securities registered with the SEC pursuant to Section 12. Mr. Peters studied business administration at Long Beach Community College and California Polytechnic State University in San Luis Obispo, California.

The Board believes Mr. Peters’ experience serving in management positions for private companies and public reporting companies may prove significant in our search for a business opportunity. The Board also believes his experience with public reporting companies may be critical to our operations moving forward.

Involvement in Legal Proceedings

During the past ten years none of our executive officers have been involved in any legal proceedings that are material to an evaluation of their ability or integrity; namely: (1) filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing; (2) been convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities; or (4) been found by a court of competent jurisdiction in a civil action, by the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2016.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our former and current principal executive officers did not receive compensation during the past fiscal year ended December 31, 2016. None of our named executive officers received any cash or non-cash compensation during the past two years, nor did any executive officers have outstanding equity awards at year end. We currently have no employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors. In accordance with SAB Topic 5T, the Company believes all services and expenses contributed by management have been accounted for in the Company’s financials.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following table sets forth the beneficial ownership of our outstanding common stock by our management. We are not aware of any person or group that beneficially owns more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act, and generally includes voting or investment power with respect to the securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 2,937,000 shares of common stock outstanding as of March 10, 2017.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership		Percent of class
J. William Peters	140,000	(1)	4.8%
Directors and officers as a group	140,000		4.8%

__________

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

	2016	2015
Audit fees	$6,000	$6,000
Audit-related fees	0	0
Tax fees	0	0
All other fees	$0	$0

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The audited financial statements of C & C Tours, Inc. are included in this report under Item 8 on pages 14 through 28.

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3) Exhibits

The following documents have been filed as part of this report.

Exhibit No.	Description
3(i).1	Articles of Incorporation of C & C Tours, dated February 2, 1989 (Incorporated by reference to exhibit 3(i).1 to Form 10, filed November 8, 2012)
3(i).2	Wyoming Articles of Continuance of C & C Tours, dated June 12, 2012 (Incorporated by reference to exhibit 3(i).2 to Form 10, filed November 8, 2012)
3(ii)	Bylaws of C & C Tours, dated May 20, 2012 (Incorporated by reference to exhibit 3(ii) to Form 10, filed November 8, 2012)
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
____________

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

C & C TOURS, INC.

Date: March 30, 2017	By:	/s/ Brett D. Taylor
Brett D. Taylor
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2017	By:	/s/ Brett D. Taylor
Brett D. Taylor
Principal Executive Officer
Principal Financial and Accounting Officer
Director and President

Date: March 30, 2017	By:	/s/ J. William Peters
J. William Peters
Director and Secretary/Treasurer

