Form 10-Q
period 2017-03-31
C & C TOURS INC
filed 2017-05-11
CIK 1430319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock as of May 5, 2017 was 2,937,000.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

C & C TOURS, INC.

Condensed Financial Statements

March 31, 2017

(Unaudited)

C & C TOURS, INC.

Condensed Balance Sheets

(Unaudited)

	MAR 31, 2017	DEC 31, 2016
ASSETS
CURRENT ASSETS
Cash	$1,864	$1,864
Total current assets	1,864	1,864

TOTAL ASSETS	$1,864	$1,864

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$47,500	$44,900
Loans payable - current	92,240	89,240
Accrued interest	27,969	26,187
Total current liabilities	167,709	160,327

TOTAL LIABILITIES	167,709	160,327

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, 20,000,000 shares authorized at $.001 par value, 2,937,000 shares issued and outstanding at March 31, 2017 and December 31, 2016	2,937	2,937
Additional paid-in capital	34,970	34,970
Accumulated deficit	(203,752)	(196,370)
Total stockholders’ equity (deficit)	(165,845)	(158,463)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,864	$1,864

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2017	FOR THE THREE MONTHS ENDED MAR 31, 2016

Revenues	$--	$--

Expenses
General and administrative	5,600	5,600
Total expenses	5,600	5,600

Net operating loss before other expense	(5,600)	(5,600)

Other income (expense), non-operating
Interest expense	(1,782)	(1,602)
Total other income (expense)	(1,782)	(1,602)

Loss from operations before income taxes	(7,382)	(7,202)

Income taxes	--	--

Net loss	$(7,382)	$(7,202)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	2,937,000	2,937,000

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2017	FOR THE THREE MONTHS ENDED MAR 31, 2016

Cash Flows from Operating Activities
Net loss	$(7,382)	$(7,202)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Accounts payable	2,600	2,100
Accrued interest	1,782	1,602
Net cash used by operating activities	(3,000)	(3,500)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Proceeds from loans payable	3,000	4,000
Net cash provided (used) by financing activities	3,000	4,000

Net Increase (Decrease) in Cash	--	500

Cash at Beginning of Period	1,864	864

Cash at End of Period	$1,864	$1,364

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--

The accompanying notes are an integral part of these financial statements

C&C Tours, Inc.

Notes to the Condensed Financial Statements

March 31, 2017

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2017 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 audited financial statements as reported in its Form 10-K. The results of operations for the three-month period ended March 31, 2017 are not necessarily indicative of the operating results for the full year ended December 31, 2017.

NOTE 2 - GOING CONCERN

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has realized net losses since reactivation on June 1, 1991 totaling $199,613. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The Company is currently in the development stage and has not realized significant sales through March 31, 2017. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

C&C Tours, Inc.

Notes to the Condensed Financial Statements

March 31, 2017

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

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

NOTE 4 - RECENT PRONOUNCEMENT

On June 10, 2014, the Financial Accounting Standards Board (“FASB”) issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

NOTE 5 - LOANS PAYABLE

Loans payable consist of legal and accounting fees, and out-of-pocket costs incurred through a third party. These payables are non-collateralized, bear interest at 8%, and are due on demand. As such, these loans are classified as current on the Company’s Balance Sheet. Interest expense for the three months ended March 31, 2017 and 2016 totaled $1,782 and $1,602, respectively. No payments on principal or interest have been made to date.

NOTE 6 - SUBSEQUENT EVENTS

The Company’s management reviewed all material events through the date of this filing and has determined that there are no material subsequent events to report.

FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions. This report contains these types of statements. Words such as “may,” “intend,” “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have relied primarily upon other parties to provide loans and pay for operating expenses. At March 31, 2017 cash remained at $1,864 compared to $1,864 at December 31, 2016. Our total liabilities increased to $167,709 at March 31, 2017 compared to $160,327 for the year ended December 31, 2016. The increase in liabilities primarily represents proceeds from loans, advances and services provided by third parties and accrued interest.

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

Results of Operations

We have not recorded revenues during 2017 and 2016. General and administrative expense was $5,600 for the 2017 three month period ended March 31, 2017 (“2017 first quarter”) compared to $5,600 for the 2016 three month period ended March 31, 2016 (“2016 first quarter”).

Total other expense increased to $1,782 for the 2017 first quarter compared to $1,602 for the 2016 first quarter. Total other expense represents interest expense on notes payable.

Our net loss increased to $7,382 for the 2017 first quarter compared to $7,202 for the 2016 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At March 31, 2017 we recorded notes payable totaling $92,240 representing services received, as well as cash advances received from third parties. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Accrued interest related to these notes payable totaled $27,969 at March 31, 2017. No payments on principal or interest have been made to date.

A third party consultant has provided professional services, paid for legal, accounting and administrative services on our behalf and/or provided advances to cover our operating costs. These contributions, totaling $47,000 at March 31, 2017, are not formally documented and we have recognized them as non-collateralized notes payable, that are payable on demand and carrying interest of 8%. No payments on principal or interest have been made to date.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

_________________

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

C & C TOURS, INC.

Date: May 11, 2017	By:	/s/ Brett D. Taylor
Brett D. Taylor
President and Director Principal Financial Officer

