Form 10-Q
period 2017-06-30
C & C TOURS INC
filed 2017-08-10
CIK 1430319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

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

The number of shares outstanding of the registrant’s common stock as of August 4, 2017 was 2,937,000.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

C & C TOURS, INC.

Condensed Financial Statements

June 30, 2017

(Unaudited)

C & C TOURS, INC.

Condensed Balance Sheets

(Unaudited)

	JUNE 30, 2017	DEC 31, 2016
ASSETS
CURRENT ASSETS
Cash	$364	$1,864
Total current assets	364	1,864

TOTAL ASSETS	$364	$1,864

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$48,500	$44,900
Loans payable - current	92,740	89,240
Accrued interest	29,814	26,187
Total current liabilities	171,054	160,327

TOTAL LIABILITIES	171,054	160,327

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 20,000,000 shares authorized at $.001 par value, 2,937,000 shares issued and outstanding at June 30, 2017 and December 31, 2016	2,937	2,937
Additional paid-in capital	34,970	34,970
Accumulated deficit	(208,597)	(196,370)
Total stockholders' equity (deficit)	(170,690)	(158,463)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$364	$1,864

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2017	FOR THE THREE MONTHS ENDED JUNE 30, 2016	FOR THE SIX MONTHS ENDED JUNE 30, 2017	FOR THE SIX MONTHS ENDED JUNE 30, 2016

Revenues	$--	$--	$--	$--

Expenses
General and administrative	3,000	3,100	8,600	8,700
Total expenses	3,000	3,100	8,600	8,700

Net operating loss before other expense	(3,000)	(3,100)	(8,600)	(8,700)

Other income (expense), non-operating
Interest expense	(1,845)	(1,682)	(3,627)	(3,284)
Total other income (expense)	(1,845)	(1,682)	(3,627)	(3,284)

Loss from operations before income taxes	(4,845)	(4,782)	(12,227)	(11,984)

Income taxes	--	--	--	--

Net loss	$(4,845)	$(4,782)	$(12,227)	$(11,984)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	2,937,000	2,937,000	2,937,000	2,937,000

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2017	FOR THE SIX MONTHS ENDED JUNE 30, 2016

Cash Flows from Operating Activities
Net loss	$(12,227)	$(11,984)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Accounts payable	3,600	4,200
Accrued interest	3,627	3,284
Net cash used by operating activities	(5,000)	(4,500)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Proceeds from loans payable	3,500	4,000
Net cash provided (used) by financing activities	3,500	4,000

Net Increase (Decrease) in Cash	(1,500)	(500)

Cash at Beginning of Period	1,864	864

Cash at End of Period	$364	$364

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--

The accompanying notes are an integral part of these financial statements

C&C Tours, Inc.

Notes to the Condensed Financial Statements

June 30, 2017

(Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2017 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 audited financial statements as reported in its Form 10-K. The results of operations for the six month period ended June 30, 2017 are not necessarily indicative of the operating results for the full year ended December 31, 2017.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has realized net losses since reactivation on June 1, 1991 totaling $208,597. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The Company is currently in the development stage and has not realized significant sales through June 30, 2017. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

C&C Tours, Inc.

Notes to the Condensed Financial Statements

June 30, 2017

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

NOTE 4 - LOANS PAYABLE

Loans payable consist of legal and accounting fees, and out-of-pocket costs incurred through a third party. These payables are non-collateralized, bear interest at 8%, and are due on demand. As such, these loans are classified as current on the Company’s Balance Sheet. Interest expense for the six months ended June 30, 2017 and 2016 totaled $3,627 and $3,284, respectively. No payments on principal or interest have been made to date.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have relied primarily upon other parties to provide loans and pay for operating expenses. At June 30, 2017 cash decreased to $364 compared to $1,864 at December 31, 2016. Our total liabilities increased to $171,054 at June 30, 2017 compared to $160,327 for the year ended December 31, 2016. The increase in liabilities primarily represents proceeds from loans, advances and services provided by third parties and accrued interest.

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

Results of Operations

We have not recorded revenues during 2017 and 2016. General and administrative expense was $8,600 for the 2017 six month period ended June 30, 2017 (“2017 six month period”) compared to $8,700 for the 2016 six month period ended June 30, 2016 (“2016 six month period”). General and administrative expense was $3,000 for the 2017 three month period ended June 30, 2017 (“2017 second quarter”) compared to $3,100 for the 2016 three month period ended June 30, 2016 (“2016 second quarter”).

Total other expense increased to $3,627 for the 2017 six month period compared to $3,284 for the 2016 six month period. Total other expense increased to $1,845 for the 2017 second quarter compared to $1,682 for the 2016 second quarter. Total other expense represents interest expense on notes payable.

Our net loss increased to $12,227 for the 2017 six month period compared to $11,984 for the 2016 six month period. Our net loss increased to $4,845 for the 2017 second quarter compared to $4,782 for the 2016 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At June 30, 2017 we recorded loans payable totaling $92,740 representing services received, as well as cash advances received from third parties. All of the loans payable are non-collateralized, carry interest at 8% and are due on demand. Accrued interest related to these loans payable totaled $3,627 at June 30, 2017. No payments on principal or interest have been made to date.

A third party consultant has provided professional services, paid for legal, accounting and administrative services on our behalf and/or provided advances to cover our operating costs. These contributions, totaling $48,500 at June 30, 2017, are not formally documented and we have recognized them as non-collateralized notes payable, that are payable on demand and carrying interest of 8%. No payments on principal or interest have been made to date.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

C & C TOURS, INC.

Date: August 10, 2017	By:	/s/ Brett D. Taylor
Brett D. Taylor
President and Director
Principal Financial Officer

