Form 10-Q
period 2017-09-30
C & C TOURS INC
filed 2017-11-09
CIK 1430319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

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

The number of shares outstanding of the registrant’s common stock as of November 3, 2017 was 2,937,000.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

C & C TOURS, INC.

Condensed Financial Statements

September 30, 2017

(Unaudited)

C & C TOURS, INC.

Condensed Balance Sheets

(Unaudited)

	SEPT 30, 2017	DEC 31, 2016
ASSETS
CURRENT ASSETS
Cash	$475	$1,864
Total current assets	475	1,864

TOTAL ASSETS	$475	$1,864

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$50,000	$44,900
Loans payable - current	94,240	89,240
Accrued interest	31,692	26,187
Total current liabilities	175,932	160,327

TOTAL LIABILITIES	175,932	160,327

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 20,000,000 shares authorized at $.001 par value, 2,937,000 shares issued and outstanding at September 30, 2017 and December 31, 2016	2,937	2,937
Additional paid-in capital	34,970	34,970
Accumulated deficit	(213,364)	(196,370)
Total stockholders' equity (deficit)	(175,457)	(158,463)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$475	$1,864

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2017	FOR THE THREE MONTHS ENDED SEPT 30, 2016	FOR THE NINE MONTHS ENDED SEPT 30, 2017	FOR THE NINE MONTHS ENDED SEPT 30, 2016

Revenues	$--	$--	$--	$--

Expenses
General and administrative	2,889	3,100	11,489	11,800
Total expenses	2,889	3,100	11,489	11,800

Net operating loss before other expense	(2,889)	(3,100)	(11,489)	(11,800)

Other income (expense), non-operating
Interest expense	(1,878)	(1,755)	(5,505)	(5,039)
Total other income (expense)	(1,878)	(1,755)	(5,505)	(5,039)

Loss from operations before income taxes	(4,767)	(4,855)	(16,994)	(16,839)

Income taxes	--	--	--	--

Net loss	$(4,767)	$(4,855)	$(16,994)	$(16,839)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding	2,937,000	2,937,000	2,937,000	2,937,000

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2017	FOR THE NINE MONTHS ENDED SEPT 30, 2016

Cash Flows from Operating Activities
Net loss	$(16,994)	$(16,839)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Accounts payable	5,100	5,300
Accrued interest	5,505	5,039
Net cash used by operating activities	(6,389)	(6,500)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Proceeds from loans payable	5,000	9,000
Net cash provided (used) by financing activities	5,000	9,000

Net Increase (Decrease) in Cash	(1,389)	2,500

Cash at Beginning of Period	1,864	864

Cash at End of Period	$475	$3,364

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--

The accompanying notes are an integral part of these financial statements

C&C Tours, Inc.

Notes to the Condensed Financial Statements

September 30, 2017

(Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2017 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 audited financial statements as reported in its Form 10-K. The results of operations for the three-month period ended September 30, 2017 are not necessarily indicative of the operating results for the full year ended December 31, 2017.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has incurred losses since inception, has negative cash flows from operations, and has no revenue-generating activities. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

NOTE 3 – NOTES PAYABLE

During the nine months ended September 30, 2017, the Company borrowed $5,000 from third parties. These loans are due on demand and bear interest at the rate of 8%.

NOTE 4 – SUBSEQUENT EVENTS

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have relied primarily upon other parties to provide loans and pay for operating expenses. At September 30, 2017 cash decreased to $475 compared to $1,864 at December 31, 2016. Our total liabilities increased to $175,932 at September 30, 2017 compared to $160,327 for the year ended December 31, 2016. The increase in liabilities primarily represents proceeds from loans, advances and services provided by third parties and accrued interest.

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

Results of Operations

We have not recorded revenues during 2017 and 2016. General and administrative expense was $11,489 for the 2017 nine month period ended September 30, 2017 (“2017 nine month period”) compared to $11,800 for the 2016 nine month period ended September 30, 2016 (“2016 nine month period”). General and administrative expense was $2,889 for the 2017 three month period ended September 30, 2017 (“2017 third quarter”) compared to $3,100 for the 2016 three month period ended September 30, 2016 (“2016 third quarter”).

Total other expense increased to $5,505 for the 2017 nine month period compared to $5,039 for the 2016 nine month period. Total other expense increased to $1,878 for the 2017 third quarter compared to $1,755 for the 2016 third quarter. Total other expense represents interest expense on notes payable.

Our net loss increased to $16,994 for the 2017 nine month period compared to $16,839 for the 2016 nine month period. Our net loss decreased to $4,767 for the 2017 third quarter compared to $4,855 for the 2016 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At September 30, 2017 we recorded loans payable totaling $94,240 representing services received, as well as cash advances received from third parties. All of the loans payable are non-collateralized, carry interest at 8% and are due on demand. Accrued interest related to these loans payable totaled $31,692 at September 30, 2017. No payments on principal or interest have been made to date.

During the nine months ended September 30, 2017, the Company borrowed $5,000 from third parties. Interest expense for the new loans for the nine months ended September 30, 2017 was $251.

A third party consultant has provided professional services, paid for legal, accounting and administrative services on our behalf and/or provided advances to cover our operating costs. These accumulated services total $50,000 as of September 30, 2017, are not formally documented, have no repayment terms and thus we have recognized them as accounts payable.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

_____________

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

C & C TOURS, INC.

Date: November 9, 2017	By:	/s/ Brett D. Taylor
Brett D. Taylor President and Director Principal Financial Officer

