Form 10-K
period 2017-12-31
C & C TOURS INC
filed 2018-03-30
CIK 1430319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period _________ to __________

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

The number of shares outstanding of the registrant’s common stock as of March 16, 2018 was 2,937,000.

Documents incorporated by reference: None

2

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

Based upon the Company’s startup history and the extent of our initial operations the Company was a startup company for at least the initial 28 months of operations. After we ceased our charter business operations we became a “blank check” company based upon our proposed business activities. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as any company that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies and is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act. Under SEC Rule 12b-2, we also qualify as a “shell company” because we have no or nominal assets and operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination.

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

In addition, certain conflicts of interest exist or may develop between C & C Tours and our officers and directors. Our management has other business interests to which they currently devote attention, which include their primary employment and management of other public companies. In addition, our Secretary, Mr. J. William Peters, may consider the interests of another blank check company he is affiliated with rather than the best interests of C & C Tours and our stockholders. (See Item10, below.) They may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. Also, our management does not receive compensation from us and our President, Mr. Brett Taylor, does not own any shares of our common stock. In the process of negotiations for an acquisition or merger our management may be influenced towards a business opportunity that may provide them with some personal pecuniary benefit. If we determine in the future that a transaction with an affiliate would be in our best interest, we are permitted by Wyoming law to enter into such a transaction if certain conflicts of interest standards are satisfied.

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

Our common stock is not publicly traded at this time and we cannot assure that a market will develop or that a stockholder ever will be able to liquidate an investment without considerable delay, if at all. If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by these rules to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. These rules may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any future market.

Form of Acquisition

The manner in which we participate in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the business opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that we will acquire our participation in a business opportunity through the issuance of our common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a) (1) of the Internal Revenue Code of 1986, as amended (the “Code”) depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those persons who were our stockholders prior to such reorganization. Our present stockholders will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. In addition, as part of such a transaction, all or a majority of our directors may resign, and one or more new directors may be appointed, without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders.

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

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, we are not required to provide the information under this Item.

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

Holders

We have 95 stockholders of record holding 2,937,000 shares of our common stock as of March 16, 2018.

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

The type of business opportunity which we acquire or merge with will affect our profitability for the long term. We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur through a public offering.

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

Management anticipates that we will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are companies seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon third parties to provide and pay for professional expenses and loans. At December 31, 2017, we had $675 in cash compared to $1,864 at December 31, 2016. Our total liabilities increased to $180,830 for 2017 compared to $160,327 for 2016. This increase in liabilities primarily represents a $6,500 loan from a third party during 2017, accounts payable of $6,600 plus accrued interest of $7,403 on notes payable and accounts payable.

We intend to obtain capital from management, significant stockholders and third parties to cover minimal operations; however, there is no assurance that additional funding will be available. Our ability to continue as a going concern during the long term is dependent upon our ability to find a suitable business opportunity and acquire or enter into a merger with such company. The type of business opportunity which we acquire or merge with will affect our profitability for the long term.

During the next 12 months we anticipate incurring additional costs related to the filing of Exchange Act reports. We believe we will be able to meet these costs through advances and loans provided by management, significant stockholders or third parties. We may also rely on the issuance of our common stock in lieu of cash to convert debt or pay for expenses.

Results of Operations

We had no revenues during 2017 and 2016. General and administrative expense decreased to $14,289 for 2017 compared to $14,900 for 2016. The decrease in general and administrative expense in 2016 reflects reduced professional and consulting fees required to maintain our operations.

Total other expense increased to $7,403 for 2017 compared to $6,821 for 2016 and represents interest expense on loans payable.

Due to lower general and administrative expenses in 2017 our net loss decreased to $21,692 for 2017 compared to $21,721 for 2016. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At December 31, 2017, we recorded loans payable totaling $140,640 representing services received, as well as cash advances received from third parties. All of the loans payable are non-collateralized, carry interest at 8% and are due on demand. The Company borrowed $6,500 from third parties during 2017 and borrowed $9,000 during 2016.

Accrued interest related to these loans payable totaled $7,403 at December 31, 2017 and totaled $6,821 for 2016. No payments on principal or interest have been made to date.

A third party consultant has provided professional services, paid for legal, accounting and administrative services on our behalf and/or provided advances to cover our operating costs. These accumulated services total $51,500 as of December 31, 2017. On December 31, 2017 this third party converted $44,900 of the accumulated services to a note payable that is non-collateralized, carries interest at 8% and is due on demand.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

Emerging Growth Company - A company qualifies as an emerging growth company if it has total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year and, as of December 8, 2011, had not sold common equity securities under a registration statement. A company continues to be an emerging growth company for the first five fiscal years after it completes an initial public offering, unless one of the following occurs:

•	its total annual gross revenues are $1.07 billion or more;

•	it has issued more than $1 billion in non-convertible debt in the past three years; or

•	it becomes a “large accelerated filer,” as defined in Exchange Act Rule 12b-2.

Since we qualify as an “emerging growth company” under the JOBS Act we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

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

Tax Cuts and Jobs Act - The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. See “Note 3 – Income Taxes” in the notes to our financial statements for schedules that describe the new rates adjusted for the period of enactment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

C & C TOURS, INC.

Financial Statements

December 31, 2017 and 2016

Douglas W. Child, CPA Cameron J. Pribble, CPA Ryan L. Steuart, CPA Natalie J. Murphy, CPA	Kristofer Heaton, CPA Cory J. Hunter, CPA Jared N. Stevens, MTax Conrad M. Smith, MBA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

C&C Tours, Inc.

Salt Lake City, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheet of C&C Tours, Inc. (the Company) as of December 31 2017, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has no operations which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2017.

Pinnacle Accountancy Group of Utah

Farmington, Utah

March 9, 2018

Farmington Office: 1438 North Highway 89, Ste. 120 Farmington, UT 84025 (801) 447-9572	Members of the AICPA and UACPA www.pinncpas.com	Ogden Office: 3590 Harrison Blvd. Ste. GL-2 Ogden, UT 84403 (801) 399-1183

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of C & C Tours, Inc.

We have audited the accompanying balance sheet of C & C Tours, Inc. (the “Company”) as of December 31, 2016, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2016. C & C Tours, Inc.is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based upon our audit the financial statements referred to above present fairly, in all material respects, the financial position of C & C Tours, Inc. as of December 31, 2016 and the results of its operations and its cash flows for the year ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, The Company, has not earned revenue, has suffered net losses and has had negative cash flows from operating activities during the year ended December 31, 2016. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
Edina, MN
March 15, 2017

5201 Eden Ave

Suite 300

Edina, MN 55436

630.277.2330

C & C TOURS, INC.

Balance Sheets

	DEC 31, 2017	DEC 31, 2016
ASSETS
CURRENT ASSETS
Cash	$675	$1,864
Total current assets	675	1,864

TOTAL ASSETS	$675	$1,864

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$6,600	$44,900
Loans payable - current	140,640	89,240
Accrued interest	33,590	26,187
Total current liabilities	180,830	160,327
TOTAL LIABILITIES	180,830	160,327

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, 20,000,000 shares authorized at $.001 par value, 2,937,000 shares issued and outstanding at December 31, 2017 and December 31, 2016	2,937	2,937
Additional paid-in capital	34,970	34,970
Accumulated deficit	(218,062)	(196,370)
Total stockholders’ equity (deficit)	(180,155)	(158,463)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$675	$1,864

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2017	FOR THE YEAR ENDED DEC 31, 2016

Revenues	$--	$--

Expenses
General and administrative	14,289	14,900
Total expenses	14,289	14,900

Net operating loss before other expense	(14,289)	(14,900)

Other income (expense), non-operating
Interest expense	(7,403)	(6,821)
Total other income (expense)	(7,403)	(6,821)

Loss from operations before income taxes	(21,692)	(21,721)

Income taxes	--	--

Net loss	$(21,692)	$(21,721)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding	2,937,000	2,937,000

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.

Statements of Shareholders’ Equity (Deficit)

For the Years Ended December 31, 2016 and 2017

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2015	2,937,000	$2,937	$34,970	$(174,649)	$(136,742)
Net loss for the year ended December 31, 2016	--	--	--	(21,721)	(21,721)
Balance December 31, 2016	2,937,000	2,937	34,970	(196,370)	(158,463)
Net loss for the year ended December 31, 2017	--	--	--	(21,692)	(21,692)
Balance December 31, 2017	2,937,000	$2,937	$34,970	$(218,062)	$(180,155)

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2017	FOR THE YEAR ENDED DEC 31, 2016

Cash Flows from Operating Activities
Net loss	$(21,692)	$(21,721)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Accounts payable	6,600	6,900
Accrued interest	7,403	6,821
Net cash used by operating activities	(7,689)	(8,000)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Proceeds from loans payable	6,500	9,000
Net cash provided (used) by financing activities	6,500	9,000

Net Increase (Decrease) in Cash	(1,189)	1,000

Cash at Beginning of Period	1,864	864

Cash at End of Period	$675	$1,864

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--

Conversion of Accounts Payable to Notes Payable	$44,900	$--

The accompanying notes are an integral part of these financial statements

C & C Tours, Inc.

Notes to the Financial Statements

December 31, 2017 and December 31, 2016

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

The computations of basic and fully diluted loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements, plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible debentures. As of December 31, 2017 and 2016, all common stock activity has been included and there were no items considered to be anti-dilutive.

Following is a reconciliation of the loss per share for the years ended December 31, 2017 and 2016, respectively:

	For the Years Ended December 31,
	2017	2016

Net (loss) available to common shareholders	$(21,692)	$(21,721)

Weighted average shares	2,937,000	2,937,000

Basic and fully diluted loss per share (based on weighted average shares)	$(0.01)	$(0.01)

e. Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash. Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company does not maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The Company had $0 of cash balances in excess of federally insured limits at December 31, 2017 and 2016.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $21,692 and $21,721 during the years ended December 31, 2017 and 2016 respectively. This factor, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards. A valuation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry forwards of $213,923 and $192,231 as of December 31, 2017 and 2016 respectively, which may be offset against future taxable income through 2037. No tax benefit has been reported in the financial statements

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. The schedules below reflect the Federal tax provision, deferred tax asset and valuation allowance using the new rates adjusted in the period of enactment.

Deferred tax assets and the valuation account are as follows:

	For the Years Ended December 31,
	2017	2016

Net operating loss carryforward (at 21% and 15%)	$44,924	$28,800
Valuation allowance	(44,924)	(28,800)
Deferred tax asset	$--	$--

A reconciliation of amount obtained by applying the Federal tax rate to pre-tax income to income tax benefit is as follows:

	For the Years Ended December 31,
	2017	2016

Federal tax benefit (at 21% and 15%)	$4,555	$2,800
Change in valuation allowance	(16,124)	(2,800)
Effect of rate change on Deferred Tax Asset	11,569	--
	$--	$--

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2017 and 2016, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2016, 2015 and 2014.

NOTE 4 – COMMON STOCK TRANSACTIONS

There were no stock issuances in 2017.

NOTE 5 – LOANS PAYABLE

Loans payable consists of legal and accounting fees and out-of-pocket costs incurred through third parties. These payables are non-collateralized, bear interest at 8%, and are due on demand. As such, these loans are classified as current on the Company’s Balance Sheet. Interest expense for the years ended December 31, 2017 and 2016 totaled $7,403 and $6,821, respectively. No payments on principal or interest have been made to date.

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

If required by authoritative literature, the Company would account for certain assets and liabilities at fair value.

The cash, accounts payable, notes payable and accrued interest have fair values that approximate their carrying values due to the short term nature of these instruments.

NOTE 7 – RECENT PRONOUNCEMENTS

The Company has evaluated Recent Accounting Pronouncements and has determined that all such pronouncements either do not apply or their impact is insignificant to the financial statements.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company has not entered into or been engaged in any commitments or contingencies for the fiscal years ended December 31, 2017 and 2016. As such, no liability has been recorded on the financial statements for any contingent liability or commitment. The Company has read and addressed SAB Topic 5T and believes all contributed services provided have been accounted for.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 27, 2017, KLJ & Associates, LLP resigned as C & C Tours, Inc. independent registered public accounting firm. KLJ & Associates, LLP had audited our financial statements for the fiscal years ended December 31, 2016 and 2015.

On July 31, 2017, the Company engaged Pritchett Siler & Hardy, P.C., Certified Public Accountants, as our independent registered public accounting firm and they resigned on January 23, 2018. Pritchett Siler & Hardy, P.C. did not complete an audit for any fiscal year.

On January 23, 2018, the Company engaged Heaton & Company, PLLC, dba Pinnacle Accountancy Group of Utah, as our independent registered public accounting firm and they audited our financial statements for the fiscal year ended December 31, 2017.

There were no disagreements between the Company and our independent registered public accounting firms related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedures during the last two fiscal years.

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

For the year ended December 31, 2017, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Term of Director
Brett D. Taylor	56	Director, President	April 2012 until next annual meeting
J. William Peters	66	Director, Secretary/Treasurer	April 2012 until next annual meeting

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

J. William Peters

Mr. Peters was appointed as our Director and Secretary/Treasurer on April 10, 2012. Mr. Peters retired in December 2012. Prior to his retirement, Mr. Peters was employed as an office manager and worked in a property management company. During the past ten years Mr. Peters has served as a director and executive officer of Cancer Capital Corp.; a company that has a class of securities registered with the SEC pursuant to Section 12. Mr. Peters studied business administration at Long Beach Community College and California Polytechnic State University in San Luis Obispo, California.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2017.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our current principal executive officers did not receive compensation during the past fiscal year ended December 31, 2017. None of our named executive officers received any cash or non-cash compensation during the past two years, nor did any executive officers have outstanding equity awards at year end. We currently have no employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors. In accordance with SAB Topic 5T, the Company believes all services and expenses contributed by management have been accounted for in the Company’s financials.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following table sets forth the beneficial ownership of our outstanding common stock by our management. We are not aware of any person or group that beneficially owns more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act, and generally includes voting or investment power with respect to the securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 2,937,000 shares of common stock outstanding as of March 16, 2018.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership		Percent of class
J. William Peters	140,000	(1)	4.8%
Directors and officers as a group	140,000		4.8%

(1) Represents shares held by Liberty Partners, LLC of which Mr. Peters is an affiliate.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

During the past two fiscal we have not engaged in nor do we propose to engage in any transactions involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed by KLJ & Associates, LLP and Pritchett Siler & Hardy, P.C., for each of the last two fiscal years in connection with the audit of our financial statements and other professional services.

	KLJ & Associates, LLP		Pritchett Siler & Hardy, P.C.
	2017	2016	2017
Audit fees	$3,600	$6,000	$1,600
Audit-related fees	0	0	0
Tax fees	0	0	0
All other fees	$0	$0	$0

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The audited financial statements of C & C Tours, Inc. are included in this report under Item 8 on pages 13 through 23.

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

C & C TOURS, INC.

Date: March 30, 2018	By:	/s/ Brett D. Taylor
Brett D. Taylor
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2018	By:	/s/ Brett D. Taylor
Brett D. Taylor
Principal Executive Officer
Principal Financial and Accounting Officer
Director and President

Date: March 30, 2018	By:	/s/ J. William Peters
J. William Peters
Director and Secretary/Treasurer

