Form 10-Q
period 2018-03-31
C & C TOURS INC
filed 2018-05-04
CIK 1430319

UN ITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares outstanding of the registrant’s common stock as of May 4, 2018 was 2,937,000.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

C & C TOURS, INC.

Condensed Financial Statements

March 31, 2018

(Unaudited)

C & C TOURS, INC.

Condensed Balance Sheets

(Unaudited)

	MAR 31, 2018	DEC 31, 2017
ASSETS
CURRENT ASSETS
Cash	$675	$675
Total current assets	675	675

TOTAL ASSETS	$675	$675

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$12,200	$6,600
Loans payable - current	140,640	140,640
Accrued interest	36,400	33,590
Total current liabilities	189,240	180,830
TOTAL LIABILITIES	189,240	180,830

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 20,000,000 shares authorized at $.001 par value, 2,937,000 shares issued and outstanding	2,937	2,937
Additional paid-in capital	34,970	34,970
Accumulated deficit	(226,472)	(218,062)
Total stockholders' equity (deficit)	(188,565)	(180,155)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$675	$675

The accompanying notes are an integral part of these unaudited condensed financial statements.

C & C TOURS, INC.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2018	FOR THE THREE MONTHS ENDED MAR 31, 2017

Revenues	$--	$--

Expenses
General and administrative	5,600	5,600
Total expenses	5,600	5,600

Net operating loss before other expense	(5,600)	(5,600)

Other income (expense), non-operating
Interest expense	(2,810)	(1,782)
Total other income (expense)	(2,810)	(1,782)

Loss from operations before income taxes	(8,410)	(7,382)

Income taxes	--	--

Net loss	$(8,410)	$(7,382)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	2,937,000	2,937,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

C & C TOURS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2018	FOR THE THREE MONTHS ENDED MAR 31, 2017

Cash Flows from Operating Activities
Net loss	$(8,410)	$(7,382)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Accounts payable	5,600	2,600
Accrued interest	2,810	1,782

Net cash used by operating activities	--	(3,000)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Proceeds from loans payable	--	3,000
Net cash provided (used) by financing activities	--	3,000

Net Increase (Decrease) in Cash	--	--

Cash at Beginning of Period	675	1,864

Cash at End of Period	$675	$1,864

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--

The accompanying notes are an integral part of these unaudited condensed financial statements.

C & C Tours, Inc.

Notes to the Condensed Financial Statements

March 31, 2018

(Unaudited)

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2018 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 audited financial statements as reported in its Form 10-K. The results of operations for the three-month period ended March 31, 2018 are not necessarily indicative of the operating results for the full year ended December 31, 2018.

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

NOTE 3 – Subsequent Events

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have relied primarily upon other parties to provide loans and pay for operating expenses. At March 31, 2018 we had cash of $675 compared to $675 at December 31, 2017. Our total liabilities increased to $189,240 at March 31, 2018 compared to $180,830 at December 31, 2017. The increase in liabilities primarily represents proceeds from loans, advances and services provided by third parties and accrued interest.

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

Results of Operations

We have not recorded revenues during 2018 and 2017. General and administrative expense was $5,600 for the 2018 first quarter period ended March 31, 2018 (“2018 first quarter”) compared to $5,600 for the 2017 first quarter ended March 31, 2017 (“2017 first quarter”).

Total other expense increased to $2,810 for the 2018 first quarter compared to $1,782 for the 2017 first quarter. Total other expense represents interest expense on notes payable.

Our net loss increased to $8,410 for the 2018 first quarter compared to $7,382 for the 2017 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At March 31, 2018 we recorded loans payable totaling $140,640 representing services received, as well as cash advances received from third parties. All of the loans payable are non-collateralized, carry interest at 8% and are due on demand. Accrued interest related to these loans payable totaled $36,400 at March 31, 2018. No payments on principal or interest have been made to date.

A third party consultant has provided professional services, paid for legal, accounting and administrative services on our behalf and/or provided advances to cover our operating costs. These accumulated services total $8,700 as of March 31, 2018, are not formally documented, have no repayment terms and thus we have recognized them as accounts payable. Accounts payable also includes $3,500 due to vendors.

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

Since we qualify as an “emerging growth company” under the JOBS Act we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

•	Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	Submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency”;

•	Obtain shareholder approval of any golden parachute payments not previously approved; and

•	Disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executives compensation to median employee compensation.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were not effective due to a control deficiency. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company we are unable to remediate this deficiency until we acquire or merge with another company.

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

C & C TOURS, INC.

Date: May 4, 2018	By:	/s/ Brett D. Taylor
Brett D. Taylor President and Director Principal Financial Officer

