Form 10-Q
period 2018-06-30
C & C TOURS INC
filed 2018-08-09
CIK 1430319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares outstanding of the registrant’s common stock as of August 6, 2018 was 2,937,000.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

C & C TOURS, INC.

Condensed Financial Statements

June 30, 2018

(Unaudited)

C & C TOURS, INC.

Condensed Balance Sheets

(Unaudited)

	JUNE 30, 2018	DEC 31, 2017
ASSETS
CURRENT ASSETS
Cash	$175	$675
Total current assets	175	675

TOTAL ASSETS	$175	$675

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$10,200	$6,600
Notes payable - current	144,940	140,640
Accrued interest	39,278	33,590
Total current liabilities	194,418	180,830
TOTAL LIABILITIES	194,418	180,830

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 20,000,000 shares authorized at $.001 par value, 2,937,000 shares issued and outstanding	2,937	2,937
Additional paid-in capital	34,970	34,970
Accumulated deficit	(232,150)	(218,062)
Total stockholders' equity (deficit)	(194,243)	(180,155)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$175	$675

The accompanying notes are an integral part of these unaudited condensed financial statements.

C & C TOURS, INC.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2018	FOR THE THREE MONTHS ENDED JUNE 30, 2017	FOR THE SIX MONTHS ENDED JUNE 30, 2018		FOR THE SIX MONTHS ENDED JUNE 30, 2017

Revenues	$--	$--	$		$

Expenses
General and administrative	2,800	3,000		8,400		8,600
Total expenses	2,800	3,000		8,400		8,600

Net operating loss before other expense	(2,800)	(3,000)		(8,400)		(8,600)

Other income (expense), non-operating
Interest expense	(2,878)	(1,845)		(5,688)		(3,627)
Total other income (expense)	(2,878)	(1,845)		(5,688)		(3,627)

Loss from operations before income taxes	(5,678)	(4,845)		(14,088)		(12,227)

Income taxes	--	--		--		--

Net loss	$(5,678)	$(4,845)		$(14,088)		$(12,227)

Basic and diluted net loss per share	$(0.00)	$(0.00)		$(0.00)		$(0.00)

Weighted average shares outstanding	2,937,000	2,937,000		2,937,000		2,937,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

C & C TOURS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2018	FOR THE SIX MONTHS ENDED JUNE 30, 2017

Cash Flows from Operating Activities
Net loss	$(14,088)	$(12,227)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Accounts payable	3,600	3,600
Accrued interest	5,688	3,627

Net cash used by operating activities	(4,800)	(5,000)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Proceeds from notes payable	4,300	3,500
Net cash provided (used) by financing activities	4,300	3,500

Net Increase (Decrease) in Cash	(500)	(1,500)

Cash at Beginning of Period	675	1,864

Cash at End of Period	$175	$364

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--

The accompanying notes are an integral part of these unaudited condensed financial statements.

C & C Tours, Inc.

Notes to the Condensed Financial Statements

June 30, 2018

(Unaudited)

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2018 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 audited financial statements as reported in its Form 10-K. The results of operations for the six-month period ended June 30, 2018 are not necessarily indicative of the operating results for the full year ended December 31, 2018.

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

NOTE 3 – Notes Payable

As of June 30, 2018 and December 31, 2017 notes payable were $144,940 and $140,640, respectively. These loans are due on demand and bear interest at the rate of 8%. Interest expense on the loans for the six months ended June 30, 2018 and 2017 were $5,688 and $3,627, respectively, resulting in accrued interest of $39,278 and $33,590 at June 30, 2018 and December 31, 2017, respectively.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have relied primarily upon other parties to provide loans and pay for operating expenses. At June 30, 2018 we had cash of $175 compared to $675 at December 31, 2017. Our total liabilities increased to $194,418 at June 30, 2018 compared to $180,830 at December 31, 2017. The increase in liabilities primarily represents proceeds from loans, advances and services provided by third parties and accrued interest.

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

Results of Operations

We have not recorded revenues during 2018 and 2017. General and administrative expense was $2,800 for the 2018 second quarter ended June 30, 2018 (“2018 second quarter”) compared to $3,000 for the 2017 second quarter ended June 30, 2017 (“2017 second quarter”). General and administrative expense was $8,400 for the 2018 six month period ended June 30, 2018 (“2018 six month period”) compared to $8,600 for the 2017 six month period ended June 30, 2017 (“2017 six month period”).

Total other expense increased to $2,878 for the 2018 second quarter compared to $1,845 for the 2017 second quarter and increased to $5,688 for the 2018 six month period compared to $3,627 for the 2017 six month period. Total other expense represents interest expense on notes payable.

Our net loss increased to $5,678 for the 2018 second quarter compared to $4,845 for the 2017 second quarter and increased to $14,088 for the 2018 six month period compared to $12,227 for the 2017 six month period. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At June 30, 2018 we recorded notes payable totaling $144,940 representing services received, as well as cash advances received from third parties. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Accrued interest related to these notes payable totaled $39,278 at June 30, 2018. No payments on principal or interest have been made to date.

A third party consultant has provided professional services, paid for legal, accounting and administrative services on our behalf and/or provided advances to cover our operating costs. These accumulated services total $10,200 as of June 30, 2018, are not formally documented, have no repayment terms and thus we have recognized them as accounts payable.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 1A. RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

________________

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

C & C TOURS, INC.

Date: August 9, 2018	By:	/s/ Brett D. Taylor
Brett D. Taylor
President and Director Principal Financial Officer

