Form 10-Q
period 2018-09-30
C & C TOURS INC
filed 2018-11-07
CIK 1430319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

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

The number of shares outstanding of the registrant’s common stock as of November 1, 2018 was 2,937,000.

PART I – FINANCIAL INFORMATION

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

C & C TOURS, INC.

Condensed Financial Statements

September 30, 2018

(Unaudited)

C & C TOURS, INC.

Condensed Balance Sheets

(Unaudited)

	SEPT 30, 2018	DEC 31, 2017
ASSETS
CURRENT ASSETS
Cash	$175	$675
Total current assets	175	675

TOTAL ASSETS	$175	$675

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$13,000	$6,600
Notes payable - current	144,940	140,640
Accrued interest	42,174	33,590
Total current liabilities	200,114	180,830
TOTAL LIABILITIES	200,114	180,830

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 20,000,000 shares authorized at $.001 par value, 2,937,000 shares issued and outstanding	2,937	2,937
Additional paid-in capital	34,970	34,970
Accumulated deficit	(237,846)	(218,062)
Total stockholders' equity (deficit)	(199,939)	(180,155)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$175	$675

The accompanying notes are an integral part of these unaudited condensed financial statements.

C & C TOURS, INC.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2018	FOR THE THREE MONTHS ENDED SEPT 30, 2017	FOR THE NINE MONTHS ENDED SEPT 30, 2018	FOR THE NINE MONTHS ENDED SEPT 30, 2017

Revenues	$--	$--	$--	$--

Expenses
General and administrative	2,800	2,889	11,200	11,489
Total expenses	2,800	2,889	11,200	11,489

Net operating loss before other expense	(2,800)	(2,889)	(11,200)	(11,489)

Other income (expense)
Interest expense	(2,896)	(1,878)	(8,584)	(5,505)
Total other income (expense)	(2,896)	(1,878)	(8,584)	(5,505)

Loss from operations before income taxes	(5,696)	(4,767)	(19,784)	(16,994)

Income taxes	--	--	--	--

Net loss	$(5,696)	$(4,767)	$(19,784)	$(16,994)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding	2,937,000	2,937,000	2,937,000	2,937,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

C & C TOURS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2018	FOR THE NINE MONTHS ENDED SEPT 30, 2017

Cash Flows from Operating Activities
Net loss	$(19,784)	$(16,994)
Adjustments to reconcile net loss to net cash provided (used) by operating activities	--	--

Changes in operating assets and liabilities:
Accounts payable	6,400	5,100
Accrued interest	8,584	5,505

Net cash used by operating activities	(4,800)	(6,389)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Proceeds from notes payable	4,300	5,000
Net cash provided (used) by financing activities	4,300	5,000

Net Increase (Decrease) in Cash	(500)	(1,389)

Cash at Beginning of Period	675	1,864

Cash at End of Period	$175	$475

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--

The accompanying notes are an integral part of these unaudited condensed financial statements.

C&C Tours, Inc.

Notes to the Condensed Financial Statements

September 30, 2018

(Unaudited)

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2018 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 audited financial statements as reported in its Form 10K. The results of operations for the nine-month period ended September 30, 2018 are not necessarily indicative of the operating results for the full year ended December 31, 2018.

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

NOTE 3 – Notes Payable

As of September 30, 2018 and December 31, 2017 notes payable were $144,940 and $140,640, respectively. These loans are due on demand and bear interest at the rate of 8%. Interest expense on the loans for the nine months ended September 30, 2018 and 2017 was $8,584 and $5,505, respectively, resulting in accrued interest of $42,174 and $33,590 at September 30, 2018 and December 31, 2017, respectively.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have relied primarily upon other parties to provide loans and pay for operating expenses. At September 30, 2018 we had cash of $175 compared to $675 at December 31, 2017. Our total liabilities increased to $200,114 at September 30, 2018 compared to $180,830 at December 31, 2017. The increase in liabilities primarily represents proceeds from loans, advances and services provided by third parties and accrued interest.

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

Results of Operations

We have not recorded revenues during 2018 and 2017. General and administrative expense was $11,200 for the 2018 nine month period ended September 30, 2018 (“2018 nine month period”) compared to $11,489 for the 2017 nine month period ended September 30, 2017 (“2017 nine month period”). General and administrative expense was $2,800 for the 2018 third quarter ended September 30, 2018 (“2018 third quarter”) compared to $2,889 for the 2017 third quarter ended September 30, 2017 (“2017 third quarter”).

Total other expense increased to $8,584 for the 2018 nine month period compared to $5,505 for the 2017 nine month period and increased to $2,896 for the 2018 third quarter compared to $1,878 for the 2017 third quarter. Total other expense represents interest expense on notes payable.

Our net loss increased to $19,784 for the 2018 nine month period compared to $16,994 for the 2017 nine month period and increased to $5,696 for the 2018 third quarter compared to $4,767 for the 2017 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At September 30, 2018 we reported notes payable totaling $144,940 representing services received, as well as cash advances received from third parties. All of the notes payable are uncollateralized, carry interest at 8% and are due on demand. Accrued interest related to these notes payable totaled $42,174 at September 30, 2018. No payments on principal or interest have been made to date.

A third-party consultant has provided professional services, paid for legal, accounting and administrative services on our behalf and/or provided advances to cover our operating costs. These accumulated services total $11,700 as of September 30, 2018, are not formally documented, have no repayment terms and thus we have recognized them as accounts payable.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Emerging Growth Company

We qualify as an emerging growth company as that term is used in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). A company qualifies as an emerging growth company if it has total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year and, as of December 8, 2011, had not sold common equity securities under a registration statement. Under the JOBS Act we are permitted to, and intend to, rely on exemptions from certain disclosure requirements

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

C & C TOURS, INC.

Date: November 6, 2018	By:	/s/ Brett D. Taylor
Brett D. Taylor
President and Director
Principal Financial Officer

