Form 10-K
period 2018-12-31
C & C TOURS INC
filed 2019-03-20
CIK 1430319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period ________ to ________

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock as of March 20, 2019 was 2,937,000.

Documents incorporated by reference: None

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

Our common stock is not publicly traded at this time and we cannot assure that a market will develop or that a stockholder ever will be able to liquidate an investment without considerable delay, if at all. If a market develops, our shares will likely be subject to the rules of the Securities Enforcement Remedies and Penny Stock Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by these rules to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. These rules may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any future market.

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

Employees

We currently do not have employees. Our directors and officers are engaged in outside business activities and anticipate that they will devote limited time to our business until a business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Available Information

We currently do not have a Company website.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, we are not required to provide the information for this Item.

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

Holders

We have 95 stockholders of record holding 2,937,000 shares of our common stock as of March 20, 2019.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon third parties to provide and pay for professional expenses and loans. At December 31, 2018, we had $275 in cash compared to $675 at December 31, 2017. Our total liabilities increased to $205,938 for 2018 compared to $180,830 for 2017. This increase in liabilities primarily represents a $5,700 loan from a third party during 2018, accounts payable of $7,900, plus accrued interest of $11,508 on notes payable and accounts payable.

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

Results of Operations

We had no revenues during 2018 and 2017. General and administrative expense decreased to $14,000 for 2018 compared to $14,289 for 2017. The decrease in general and administrative expense in 2017 reflects reduced professional and consulting fees required to maintain our operations.

Total other expense increased to $11,508 for 2018 compared to $7,403 for 2017 and represents interest expense on loans payable.

Our net loss increased to $25,508 for 2018 compared to $21,692 for 2017. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At December 31, 2018, we reported loans payable totaling $152,940 representing services received, as well as cash advances received from third parties. All of the loans payable are non-collateralized, carry interest at 8% and are due on demand. The Company borrowed $5,700 from third parties during 2018 and $6,500 from third parties during 2017. No payments on principal or interest have been made to date.

Interest expense related to these loans payable totaled $11,508 and $7,403 for the years ended December 31, 2018 and 2017, respectively, resulting in accrued interest of $45,098 and $33,590 at December 31, 2018 and 2017, respectively. No payments on principal or interest have been made to date.

A third party consultant has provided professional services, paid for legal, accounting and administrative services on our behalf and/or provided advances to cover our operating costs. These accumulated services total $7,900 as of December 31, 2018 are not formally documented, have no repayment terms and thus we have recognized them as accounts payable. On December 31, 2018 accumulated services owed to this third party totaled $14,500 and $6,600 of the accumulated services were converted to a note payable that is non-collateralized, carries interest at 8% and is due on demand. On December 31, 2017 accumulated services owed to this third party totaled $51,500 and $44,900 of the accumulated services were converted to a note payable that is non-collateralized, carries interest at 8% and is due on demand.

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

Tax Cuts and Jobs Act

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. See “Note 3 – Income Taxes” in the notes to our financial statements for schedules that describe the new rates adjusted in the period enacted.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

C & C TOURS, INC.

Financial Statements

December 31, 2018 and 2017

Pinnacle Accountancy Group of Utah

(a DBA of Heaton & Co., PLLC)

1438 N. Hwy 89, Ste. 120

Farmington, UT 84025

Ph. 801-447-9572

___________________________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

C&C Tours, Inc.

Salt Lake City, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheets of C&C Tours, Inc. (the Company) as of December 31 2018 and 2017, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

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

Pinnacle Accountancy Group of Utah

Farmington, Utah

March 12, 2019

C & C TOURS, INC.

Balance Sheets

	DEC 31, 2018	DEC 31, 2017
ASSETS
CURRENT ASSETS
Cash	$275	$675
Total current assets	275	675

TOTAL ASSETS	$275	$675

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$7,900	$6,600
Loans payable - current	152,940	140,640
Accrued interest	45,098	33,590
Total current liabilities	205,938	180,830
TOTAL LIABILITIES	205,938	180,830

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 20,000,000 shares authorized at $.001 par value, 2,937,000 shares issued and outstanding at December 31, 2018 and December 31, 2017	2,937	2,937
Additional paid-in capital	34,970	34,970
Accumulated deficit	(243,570)	(218,062)
Total stockholders' equity (deficit)	(205,663)	(180,155)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$275	$675

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2018	FOR THE YEAR ENDED DEC 31, 2017

Revenues	$--	$--

Expenses
General and administrative	14,000	14,289
Total expenses	14,000	14,289

Net operating loss before other expense	(14,000)	(14,289)

Other income (expense), non-operating
Interest expense	(11,508)	(7,403)
Total other income (expense)	(11,508)	(7,403)

Loss from operations before income taxes	(25,508)	(21,692)

Income taxes	--	--

Net loss	$(25,508)	$(21,692)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding	2,937,000	2,937,000

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.

Statement of Shareholders’ Equity (Deficit)

For the Years Ended December 31, 2017 and 2018

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2016	2,937,000	$2,937	$34,970	$(196,370)	$(158,463)
Net loss for the year ended December 31, 2017	--	--	--	(21,692)	(21,692)
Balance December 31, 2017	2,937,000	2,937	34,970	(218,062)	(180,155)
Net loss for the year ended December 31, 2018	--	--	--	(25,508)	(25,508)
Balance December 31, 2018	2,937,000	$2,937	$34,970	$(243,570)	$(205,663)

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2018	FOR THE YEAR ENDED DEC 31, 2017

Cash Flows from Operating Activities
Net loss	$(25,508)	$(21,692)
Adjustments to reconcile net loss to net cash used by operating activities:
Accounts payable	7,900	6,600
Accrued interest	11,508	7,403
Net cash used by operating activities	(6,100)	(7,689)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Proceeds from loans payable	5,700	6,500
Net cash provided by financing activities	5,700	6,500

Net Decrease in Cash	(400)	(1,189)

Cash at Beginning of Period	675	1,864

Cash at End of Period	$275	$675

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--

Conversion of Accounts Payable to Notes Payable	$6,600	$44,900

The accompanying notes are an integral part of these financial statements

C & C Tours, Inc.

Notes to the Financial Statements

December 31, 2018 and December 31, 2017

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

d. Basic and Fully Diluted Income (Loss) Per Share

In accordance with ASC 260, Earnings Per Share (“ASC 260”), the computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the financial statements.

The computations of fully diluted loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the financial statements, plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible debentures. As of December 31, 2018 and 2017, all common stock activity has been included and there were no items considered to be anti-dilutive.

Following is a reconciliation of the loss per share for the years ended December 31, 2018 and 2017, respectively:

	For the Years Ended December 31,
	2018	2017

Net (loss) available to common shareholders	$(25,508)	$(21,692)
Weighted average shares	2,937,000	2,937,000
Basic and fully diluted loss per share (based on weighted average shares)	$(0.01)	$(0.01)

e. Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash. Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company does not maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The Company had $0 of cash balances in excess of federally insured limits at December 31, 2018 and 2017.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $25,508 and $21,692 during the years ended December 31, 2018 and 2017, respectively. This factor, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards. A valuation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry forwards of $243,570 and $218,062 as of December 31, 2018 and 2017 respectively, which may be offset against future taxable income through 2037. No tax benefit has been reported in the financial statements.

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. The schedules below reflect the Federal tax provision, deferred tax asset and valuation allowance using the new rates adjusted in the period of enactment.

Deferred tax assets and the valuation account are as follows:

	For the Years Ended December 31,
	2018	2017
Net operating loss carryforward (at 21%)	$51,150	$45,793
Valuation allowance	(51,150)	(45,793)
Deferred tax asset	$--	$--

A reconciliation of amount obtained by applying the Federal tax rate of 21% to pre-tax income to income tax benefit is as follows:

	For the Years Ended December 31,
	2018	2017

Federal tax benefit (at 21% and 15%)	$5,357	$4,555
Change in valuation allowance	(5,357)	(16,090)
Effect of rate change on Deferred Tax Asset	--	11,535
	$--	$--

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2018, and 2017, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2018, 2017, 2016, and 2015.

NOTE 4 - COMMON STOCK TRANSACTIONS

There were no stock issuances in 2018 or 2017.

NOTE 5 - LOANS PAYABLE

Loans payable consists of legal and accounting fees and out-of-pocket costs incurred through third parties. The Company received loan proceeds of $5,700 and $6,500, and converted $6,600 and $44,900 of accounts payable to loans payable during the years ended December 31, 2018 and 2017, respectively, resulting in loans payable of $152,940 and $140,640 at December 31, 2018 and 2017, respectively. These payables are non-collateralized, bear interest at 8%, and are due on demand. As such, these loans are classified as current on the Company’s Balance Sheet. Interest expense for the years ended December 31, 2018 and 2017 totaled $11,508 and $7,403, respectively, resulting in accrued interest of $45,098 and $33,590 at December 31, 2018 and 2017, respectively. No payments on principal or interest have been made to date.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

If required by authoritative literature, the Company would account for certain assets and liabilities at fair value.

The cash, accounts payable, notes payable and accrued interest have fair values that approximate their carrying values due to the short term nature of these instruments.

NOTE 7 - RECENT PRONOUNCEMENTS

The Company has evaluated Recent Accounting Pronouncements and has determined that all such pronouncements either do not apply or their impact is insignificant to the financial statements.

NOTE 8 - COMMITMENTS AND CONTINGINCIES

The Company has not entered into or been engaged in any commitments or contingencies during the years ended December 31, 2018 and 2017. As such, no liability has been recorded on the financial statements for any contingent liability or commitment. The Company has read and addressed SAB Topic 5T and believes all contributed services provided have been accounted for.

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events pursuant to ASC No. 855 and determined there are not any material subsequent events occurring after the date of the balance sheet through the date these financial statements were issued requiring disclosure.

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

On January 23, 2018, the Company engaged Heaton & Company, PLLC, dba Pinnacle Accountancy Group of Utah, as our independent registered public accounting firm and they audited our financial statements for the fiscal year ended December 31, 2018 and 2017.

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

For the year ended December 31, 2018, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Term of Director
Brett D. Taylor	57	Director, President	April 2012 until next annual meeting
J. William Peters	67	Director, Secretary/Treasurer	April 2012 until next annual meeting

Brett D. Taylor: Mr. Taylor was appointed as our Director and President on April 25, 2012. Since 2006 he has been employed by Codale Electric Supply as an operations manager. In this position he manages logistics for product delivery, the company safety program, and operations for Idaho, Utah, Nevada, Oregon, Arizona and Wyoming. Prior to working for Codale, he owned and operated Moab Cyclery and Kaibab Tours for 12 years. These companies provided recreational equipment and services to visitors to southern Utah.

The Board believes his experience as an owner of small private companies providing services to the public may provide valuable insights during the investigation of business opportunities.

J. William Peters: Mr. Peters was appointed as our Director and Secretary/Treasurer on April 10, 2012. Mr. Peters retired in December 2012. Prior to his retirement, Mr. Peters was employed as an office manager and worked in a property management company. During the past ten years Mr. Peters has served as a director and executive officer of Cancer Capital Corp.; a company that has a class of securities registered with the SEC pursuant to Section 12. Mr. Peters studied business administration at Long Beach Community College and California Polytechnic State University in San Luis Obispo, California.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2018.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our current principal executive officers did not receive compensation during the past fiscal year ended December 31, 2018. None of our named executive officers received any cash or non-cash compensation during the past two years, nor did any executive officers have outstanding equity awards at year end. We currently have no employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors. In accordance with SAB Topic 5T, the Company believes all services and expenses contributed by management have been accounted for in the Company’s financials.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following table sets forth the beneficial ownership of our outstanding common stock by our management. We are not aware of any person or group that beneficially owns more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act, and generally includes voting or investment power with respect to the securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 2,937,000 shares of common stock outstanding as of March 20, 2019.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership		Percent of class
J. William Peters	140,000	(1)	4.8%
Directors and officers as a group	140,000		4.8%

_______

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed by our principal accounting firms, Pinnacle Accountancy Group of Utah, Pritchett Siler & Hardy, P.C. and KLJ & Associates, LLP, for each of the last two fiscal years in connection with the audit of our financial statements and other professional services.

	Pinnacle Accountancy Group of Utah	Pritchett Siler & Hardy, P.C.	KLJ & Associates, LLP
	2018	2017	2017
Audit fees	$5,400	$1,600	$3,600
Audit-related fees	0	0	0
Tax fees	0	0	0
All other fees	$0	$0	$0

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The audited financial statements of C & C Tours, Inc. are included in this report under Item 8 on pages 12 through 21.

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
___________

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

Date: March 20, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Brett D. Taylor
Brett D. Taylor
Principal Executive Officer Principal Financial and Accounting Officer
Director and President

Date: March 20, 2019

By:	/s/ J. William Peters
J. William Peters
Director and Secretary/Treasurer

Date: March 20, 2019

