Form 10-Q
period 2019-06-30
C & C TOURS INC
filed 2020-06-25
CIK 1430319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Large accelerated filer ☐	☐	Accelerated filer	☐
Non-accelerated filer ☒	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock as of June 25, 2020 was 2,937,000.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

C & C TOURS, INC.

Condensed Financial Statements

June 30, 2019

(Unaudited)

C & C TOURS, INC.

Condensed Balance Sheets

(Unaudited)

	JUNE 30, 2019	DEC 31, 2018
ASSETS
CURRENT ASSETS
Cash	$374	$275
Total current assets	374	275

TOTAL ASSETS	$374	$275

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$11,000	$7,900
Notes payable	158,340	152,940
Accrued interest	51,258	45,098
Total current liabilities	220,598	205,938
TOTAL LIABILITIES	220,598	205,938

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 20,000,000 shares authorized at $.001 par value, 2,937,000 shares issued and outstanding	2,937	2,937
Additional paid-in capital	34,970	34,970
Accumulated deficit	(258,131)	(243,570)
Total stockholders' equity (deficit)	(220,224)	(205,663)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$374	$275

The accompanying notes are an integral part of these unaudited condensed financial statements.

C & C TOURS, INC.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2019	FOR THE THREE MONTHS ENDED JUNE 30, 2018	FOR THE SIX MONTHS ENDED JUNE 30, 2019	FOR THE SIX MONTHS ENDED JUNE 30, 2018

Revenues	$--	$--	$--	$--

Expenses
General and administrative	2,900	2,800	8,400	8,400
Total expenses	2,900	2,800	8,400	8,400

Net operating loss before other expense	(2,900)	(2,800)	(8,400)	(8,400)

Other income (expense)
Interest expense	(3,116)	(2,878)	(6,161)	(5,688)
Total other income (expense)	(3,116)	(2,878)	(6,161)	(5,688)

Loss from operations before income taxes	(6,016)	(5,678)	(14,561)	(14,088)

Income taxes	--	--	--	--

Net loss	$(6,016)	$(5,678)	$(14,561)	$(14,088)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	2,937,000	2,937,000	2,937,000	2,937,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

C & C TOURS, INC.

Statements of Stockholders’ Deficit

For the three and six months ended June 30, 2018 and 2019

(Unaudited)

	Common Stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance December 31, 2017	2,937,000	$2,937	$34,970	$(218,062)	$(180,155)
Net loss	--	--	--	(8,410)	(8,410)
Balance March 31, 2018	2,937,000	$2,937	$34,970	$(226,472)	$(188,565)
Net loss	--	--	--	(5,678)	(5,678)
Balance – June 30, 2018	2,937,000	$2,937	$34,970	$(232,150)	$(194,243)

Balance December 31, 2018	2,937,000	$2,937	$34,970	$(243,570)	$(205,663)
Net loss	--	--	--	(8,545)	(8,545)
Balance March 31, 2019	2,937,000	$2,937	$34,970	$(252,115)	$(214,208)
Net loss	--	--	--	(6,016)	(6,016)
Balance – June 30, 2019	2,937,000	$2,937	$34,970	$(258,131)	$(220,224)

The accompanying notes are an integral part of these unaudited condensed financial statements.

C & C TOURS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2019	FOR THE SIX MONTHS ENDED JUNE 30, 2018

Cash Flows from Operating Activities
Net loss	$(14,561)	$(14,088)
Adjustments to reconcile net loss to net cash provided (used) by operating activities	--	--

Changes in operating assets and liabilities:
Accounts payable	3,100	3,600
Accrued interest	6,160	5,688

Net cash used by operating activities	(5,301)	(4,800)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Proceeds from notes payable	5,400	4,300
Net cash provided (used) by financing activities	5,400	4,300

Net Increase (Decrease) in Cash	100	(500)

Cash at Beginning of Period	275	675

Cash at End of Period	$374	$175

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--

The accompanying notes are an integral part of these unaudited condensed financial statements.

C&C Tours, Inc.

Notes to the Condensed Financial Statements

June 30, 2019

(Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2019 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2018 audited financial statements as reported in its Form 10K. The results of operations for the six month period ended June 30, 2019 are not necessarily indicative of the operating results for the full year ended December 31, 2019.

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

NOTE 3 – NOTES PAYABLE

As of June 30, 2019 and December 31, 2018 notes payable were $158,340 and $152,940, respectively. These loans are due on demand and bear interest at the rate of 8%. Interest expense on the loans for the six months ended June 30, 2019 and 2018 were $6,161 and $5,688, respectively, resulting in accrued interest of $51,258 and $45,098 at June 30, 2019 and December 31, 2018, respectively.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have relied primarily upon other parties to provide loans and pay for operating expenses. At June 30, 2019 we had cash of $374 compared to $275 at December 31, 2018. Our total liabilities increased to $220,598 at June 30, 2019 compared to $205,938 at December 31, 2018. The increase in liabilities primarily represents proceeds from loans, advances and services provided by third parties and accrued interest.

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

Results of Operations

We have not recorded revenues during 2019 and 2018. General and administrative expense was $8,400 for the six months ended June 30, 2019 (“2019 six month period”) and for the six months ended June 30, 2018 (“2018 six month period “). General and administrative expense was $2,900 for the 2019 second quarter ended June 30, 2019 (“2019 second quarter”) compared to $2,800 for the 2018 second quarter ended June 30, 2018 (“2018 second quarter”).

Total other expense increased to $6,161 for the 2019 six month period compared to $5,688 for the 2018 six month period. Total other expense increased to $3,116 for the 2019 second quarter compared to $2,878 for the 2018 second quarter. Total other expense represents interest expense on notes payable. Total other expense represents interest expense on notes payable.

Our net loss increased to $14,561 for the 2019 six month period compared to $14,088 for the 2018 six month period and increased to $6,016 for the 2019 second quarter compared to $5,678 for the 2018 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At June 30, 2019 we reported notes payable totaling $158,340 representing services received, as well as cash advances received from third parties. All of the notes payable are uncollateralized, carry interest at 8% and are due on demand. Accrued interest related to these notes payable totaled $51,258 at June 30, 2019. No payments on principal or interest have been made to date.

A third-party consultant has provided professional services, paid for legal, accounting and administrative services on our behalf and/or provided advances to cover our operating costs. These accumulated services total $9,600 as of June 30, 2019, are not formally documented, have no repayment terms and thus we have recognized them as accounts payable.

At June 30, 2019 we owed $1,400 to vendors.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

_________

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

C & C TOURS, INC.

Date: June 25, 2020	By:	/s/ Brett D. Taylor
Brett D. Taylor
President and Director
Principal Financial Officer

