Form 10-Q
period 2019-09-30
C & C TOURS INC
filed 2020-06-25
CIK 1430319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

C & C TOURS, INC.

 Condensed Financial Statements

 September 30, 2019

(Unaudited)

C & C TOURS, INC.

Condensed Balance Sheets

(Unaudited)

	SEPT 30, 2019	DEC 31, 2018
ASSETS
CURRENT ASSETS
Cash	$374	$275
Total current assets	374	275

TOTAL ASSETS	$374	$275

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$13,900	$7,900
Notes payable	158,340	152,940
Accrued interest	54,422	45,098
Total current liabilities	226,662	205,938
TOTAL LIABILITIES	226,662	205,938

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 20,000,000 shares authorized at $.001 par value, 2,937,000 shares issued and outstanding	2,937	2,937
Additional paid-in capital	34,970	34,970
Accumulated deficit	(264,195)	(243,570)
Total stockholders' equity (deficit)	(226,288)	(205,663)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$374	$275

The accompanying notes are an integral part of these unaudited condensed financial statements.

C & C TOURS, INC.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2019	FOR THE THREE MONTHS ENDED SEPT 30, 2018	FOR THE NINE MONTHS ENDED SEPT 30, 2019	FOR THE NINE MONTHS ENDED SEPT 30, 2018

Revenues	$--	$--	$--	$--

Expenses
General and administrative	2,900	2,800	11,300	11,200
Total expenses	2,900	2,800	11,300	11,200

Net operating loss before other expense	(2,900)	(2,800)	(11,300)	(11,200)

Other income (expense)
Interest expense	(3,164)	(2,896)	(9,325)	(8,584)
Total other income (expense)	(3,164)	(2,896)	(9,325)	(8,584)

Loss from operations before income taxes	(6,064)	(5,696)	(20,625)	(19,784)

Income taxes	--	--	--	--

Net loss	$(6,064)	$(5,696)	$(20,625)	$(19,784)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding	2,937,000	2,937,000	2,937,000	2,937,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

C & C TOURS, INC.

Statements of Stockholders’ Deficit

For the three and nine months ended September 30, 2018 and 2019

(Unaudited)

	Common Stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance December 31, 2017	2,937,000	$2,937	$34,970	$(218,062)	$(180,155)
Net loss	--	--	--	(8,410)	(8,410)
Balance March 31, 2018	2,937,000	$2,937	$34,970	$(226,472)	$(188,565)
Net loss	--	--	--	(5,678)	(5,678)
Balance – June 30, 2018	2,937,000	$2,937	$34,970	$(232,150)	$(194,243)
Net loss	--	--	--	(5,696)	(5,696)
Balance – September 30, 2018	2,937,000	$2,937	$34,970	$(237,846)	$(199,939)

Balance December 31, 2018	2,937,000	$2,937	$34,970	$(243,570)	$(205,663)
Net loss	--	--	--	(8,545)	(8,545)
Balance March 31, 2019	2,937,000	$2,937	$34,970	$(252,115)	$(214,208)
Net loss	--	--	--	(6,016)	(6,016)
Balance – June 30, 2019	2,937,000	$2,937	$34,970	$(258,131)	$(220,224)
Net loss	--	--	--	(6,064)	(6,064)
Balance – September 30, 2019	2,937,000	$2,937	$34,970	$(264,195)	$(226,288)

The accompanying notes are an integral part of these unaudited condensed financial statements.

C & C TOURS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2019	FOR THE NINE MONTHS ENDED SEPT 30, 2018

Cash Flows from Operating Activities
Net loss	$(20,625)	$(19,784)
Adjustments to reconcile net loss to net cash provided (used) by operating activities	--	--

Changes in operating assets and liabilities:
Accounts payable	6,000	6,400
Accrued interest	9,324	8,584

Net cash used by operating activities	5,301	(4,800)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Proceeds from notes payable	5,400	4,300
Net cash provided (used) by financing activities	5,400	4,300

Net Increase (Decrease) in Cash	99	(500)

Cash at Beginning of Period	275	675

Cash at End of Period	$374	$175

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--

The accompanying notes are an integral part of these unaudited condensed financial statements.

C&C Tours, Inc.

Notes to the Condensed Financial Statements

September 30, 2019

(Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2019 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2018 audited financial statements as reported in its Form 10-K. The results of operations for the nine month period ended September 30, 2019 are not necessarily indicative of the operating results for the full year ended December 31, 2019.

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

NOTE 3 – NOTES PAYABLE

As of September 30, 2019 and December 31, 2018 notes payable were $158,340 and $152,940, respectively. These loans are due on demand and bear interest at the rate of 8%. Interest expense on the loans for the nine months ended September 30, 2019 and 2018 were $9,325 and $8,584, respectively, resulting in accrued interest of $54,422 and $45,098 at September 30, 2019 and December 31, 2018, respectively.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have relied primarily upon other parties to provide loans and pay for operating expenses. At September 30, 2019 we had cash of $374 compared to $275 at December 31, 2018. Our total liabilities increased to $226,662 at September 30, 2019 compared to $205,938 at December 31, 2018. The increase in liabilities primarily represents proceeds from loans, advances and services provided by third parties and accrued interest.

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

Results of Operations

We have not recorded revenues during 2019 and 2018. General and administrative expense was $11,300 for the nine months ended September 30, 2019 (“2019 nine month period”) compared to $11,200 for the nine months ended September 30, 2018 (“2018 nine month period “). General and administrative expense was $2,900 for the quarter ended September 30, 2019 (“2019 third quarter”) compared to $2,800 for the 2018 third quarter ended September 30, 2018 (“2018 third quarter”).

Total other expense increased to $9,325 for the 2019 nine month period compared to $8,584 for the 2018 nine month period. Total other expense increased to $3,164 for the 2019 third quarter compared to $2,896 for the 2018 third quarter. Total other expense represents interest expense on notes payable.

Our net loss increased to $20,625 for the 2019 nine month period compared to $19,784 for the 2018 nine month period and increased to $6,064 for the 2019 third quarter compared to $5,696 for the 2018 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At September 30, 2019 we reported notes payable totaling $158,340 representing services received, as well as cash advances received from third parties. All of the notes payable are uncollateralized, carry interest at 8% and are due on demand. Accrued interest related to these notes payable totaled $54,422 at September 30, 2019. No payments on principal or interest have been made to date.

A third-party consultant has provided professional services, paid for legal, accounting and administrative services on our behalf and/or provided advances to cover our operating costs. These accumulated services total $11,100 as of September 30, 2019, are not formally documented, have no repayment terms and thus we have recognized them as accounts payable.

At September 30, 2019 we owed $2,800 to vendors.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

