Form 10-K
period 2019-12-31
C & C TOURS INC
filed 2020-08-13
CIK 1430319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period ___ to ____

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

The registrant did not have an active trading market for its common stock as of the last business day of its most recently completed second fiscal quarter; therefore, an aggregate market value of shares of voting and non-voting common equity held by non-affiliates cannot be determined.

The number of shares outstanding of the registrant’s common stock as of August 13, 2020 was 2,937,000.

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

Our Business Plan

Our business purpose is to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business opportunity, rather than immediate, short-term earnings. At this time management is unsure what effect the COVID-19 pandemic will have on our search for companies to combine with.

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

In evaluating a prospective business combination, management will conduct as extensive a due diligence review of potential targets as possible; however, none of our management are professional business analysts.(See “Item 10. Directors, Executive Officers and Corporate Governance,” below.)Our executive officers have limited experience with mergers and acquisitions of business opportunities and they have not been involved with an initial public offering. Potential investors must recognize that due to our management’s inexperience with business combinations we may not adequately evaluate a potential business opportunity.

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

In addition, certain conflicts of interest exist or may develop between C & C Tours and our officers and directors. Our management has other business interests to which they currently devote attention, which include their primary employment and management of other public companies.(See Item10, below.)They may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. In the process of negotiations for an acquisition or merger our management may be influenced towards a business opportunity that may provide them with some personal pecuniary benefit. If we determine in the future that a transaction with an affiliate would be in our best interest, we are permitted by Wyoming law to enter into such a transaction if certain conflicts of interest standards are satisfied.

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

Our common stock is not publicly traded at this time and we cannot assure that a market will develop or that a stockholder ever will be able to liquidate an investment without considerable delay, if at all. The liquidity of penny stock is affected by specific disclosure procedures required by rules to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. These rules may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any future market.

Form of Acquisition

The manner in which we participate in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the business opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that we will acquire our participation in a business opportunity through the issuance of our common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a) (1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity.This could result in substantial additional dilution to the equity of those persons who were our stockholders prior to such reorganization. Our present stockholders will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. In addition, as part of such a transaction, all or a majority of our directors may resign, and one or more new directors may be appointed, without any vote by stockholders.

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

Effect of Existing or Probable Governmental Regulations on Business

We are subject to the Exchange Act and the Sarbanes-Oxley Act of 2002.The Exchange Act will require the Company to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the SEC on a regular basis, and we will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.The Sarbanes-Oxley Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and to strengthen auditor independence. It also requires steps be taken to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; it establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; it creates guidelines for audit committee members’ appointment, and compensation and oversight of the work of public companies’ auditors; it prohibits certain insider trading during pension fund blackout periods; and it establishes a federal crime of securities fraud, among other provisions.

We will also be subject to Section 14(a) of the Exchange Act which requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A.Matters submitted to our stockholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14A; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

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

Holders

We have 95 stockholders of record holding 2,937,000 shares of our common stock as of August 13, 2020.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon third parties to provide and pay for professional expenses and loans. At December 31, 2019, we had $374 in cash compared to $275 at December 31, 2018.Our total liabilities increased to $232,726 for 2019 compared to $205,938 for 2018.The increase in liabilities primarily represents proceeds from loans, advances and services provided by third parties and accrued interest.

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

During the next 12 months we anticipate that the COVID-19 pandemic could have an impact on our ability to obtain financing to fund our operations. In addition, the Company anticipates incurring additional costs related to the filing of Exchange Act reports. We believe we will be able to meet these costs through advances and loans provided by management, significant stockholders or third parties. We may also rely on the issuance of our common stock in lieu of cash to convert debt or pay for expenses.

Results of Operations

We had no revenues during 2019 and 2018.General and administrative expense was $14,200 for 2019 compared to $14,000 for 2018.

Total other expense increased to $12,489 for 2019 compared to $11,508 for 2018 and represents interest expense on loans payable.

Our net loss increased to $26,689 for 2019 compared to $25,508 for 2018.Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At December 31, 2019, we reported loans payable totaling $164,940 representing services received, as well as cash advances received from third parties. All of the loans payable are non-collateralized, carry interest at 8% and are due on demand. The Company borrowed $5,400 from third parties during 2019 and $5,700 from third parties during 2018.No payments on principal or interest have been made to date.

Interest expense related to these loans payable totaled $12,489 and $11,508 for the years ended December 31, 2019 and 2018, respectively, resulting in accrued interest of $57,586 and $45,098 at December 31, 2019 and 2018, respectively. No payments on principal or interest have been made to date.

A third party consultant has provided professional services, paid for legal, accounting and administrative services on our behalf and/or provided advances to cover our operating costs. These accumulated services totaled $6,000 as of December 31, 2019 and $6,600 at December 31, 2018.They are not formally documented, have no repayment terms and thus we have recognized them as accounts payable.

As of December 31, 2019, the Company owed vendors $4,200.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Emerging Growth Company

We qualify as an emerging growth company as that term is used in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).A company qualifies as an emerging growth company if it has total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year and, as of December 8, 2011, had not sold common equity securities under a registration statement. Under the JOBS Act we are permitted to, and intend to, rely on exemptions from certain disclosure requirements

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

Tax Cuts and Jobs Act

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. See “Note 3 – Income Taxes” in the notes to our financial statements for schedules that describe the new rates adjusted in the period enacted.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

C & C TOURS, INC.

Financial Statements

December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

C & C Tours, Inc.

Salt Lake City, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheets of C&C Tours, Inc. (the Company) as of December 31 2019 and 2018, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Pinnacle Accountancy Group of Utah

Farmington, Utah

August 3, 2020

C & C TOURS, INC.

Balance Sheets

	DEC 31, 2019	DEC 31, 2018
ASSETS
CURRENT ASSETS
Cash	$374	$275
Total current assets	374	275

TOTAL ASSETS	$374	$275

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$10,200	$7,900
Loans payable	164,940	152,940
Accrued interest	57,586	45,098
Total current liabilities	232,726	205,938
TOTAL LIABILITIES	232,726	205,938

STOCKHOLDERS' DEFICIT
Common stock, 20,000,000 shares authorized at $.001 par value, 2,937,000 shares issued and outstanding	2,937	2,937
Additional paid-in capital	34,970	34,970
Accumulated deficit	(270,259)	(243,570)
Total stockholders' deficit	(232,352)	(205,663)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$374	$275

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.

 Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2019	FOR THE YEAR ENDED DEC 31, 2018

Revenues	$--	$--

Expenses
General and administrative	14,200	14,000
Total expenses	14,200	14,000

Net operating loss before other expense	(14,200)	(14,000)

Other income (expense)
Interest expense	(12,489)	(11,508)
Total other income (expense)	(12,489)	(11,508)

Loss from operations before income taxes	(26,689)	(25,508)

Income taxes	--	--

Net loss	$(26,689)	$(25,508)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding	2,937,000	2,937,000

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.

Statements of Stockholders’ Deficit

For the Years Ended December 31, 2018 and 2019

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2017	2,937,000	$2,937	$34,970	$(218,062)	$(180,155)
Net loss for the year ended December 31, 2018	--	--	--	(25,508)	(25,508)
Balance December 31, 2018	2,937,000	$2,937	$34,970	$(243,570)	$(205,663)
Net loss for the year ended December 31, 2019	--	--	--	(26,689)	(26,689)
Balance December 31, 2019	2,937,000	$2,937	$34,970	$(270,259)	$(232,352)

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2019	FOR THE YEAR ENDED DEC 31, 2018

Cash Flows from Operating Activities
Net loss	$(26,689)	$(25,508)
Changes in assets and liabilities:
Accounts payable and accrued liabilities	8,900	7,900
Accrued interest	12,489	11,508
Net cash used by operating activities	(5,300)	(6,100)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Proceeds from loans payable	5,400	5,700
Net cash provided by financing activities	5,400	5,700

Net Decrease in Cash	100	(400)

Cash at Beginning of Period	274	675

Cash at End of Period	$374	$275

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--

Conversion of Accounts Payable to Notes Payable	$6,600	$6,600

The accompanying notes are an integral part of these financial statements

C&C Tours, Inc.

Notes to the Financial Statements

December 31, 2019 and December 31, 2018

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

The Company was organized under the laws of the State of Nevada on February 22, 1989.The Company was organized as a charter bus business specializing in Nevada tours. In 1991, after about 28 months of unsuccessful charter bus business, the operations were discontinued. On June 12, 2012 the Company filed Articles of Continuance in the State of Wyoming effecting a change in domicile from Nevada to Wyoming. The Company is actively seeking potential business opportunities or potential mergers with existing operating companies.

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

The computations of basic and fully diluted loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements, plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible debentures. As of December 31, 2019 and 2018, all common stock activity has been included and there were no items considered to be anti-dilutive.

Following is a reconciliation of the loss per share for the years ended December 31, 2019 and 2018, respectively:

	For the Years Ended December 31,
	2019	2018

Net (loss) available to common shareholders	$(26,689)	$(25,508)

Weighted average shares	2,937,000	2,937,000

Basic and fully diluted loss per share (based on weighted average shares)	$(0.01)	$(0.01)

e. Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash. Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company does not maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The Company had $0 of cash balances in excess of federally insured limits at December 31, 2019 and 2018.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $26,689 and $25,508 during the years ended December 31, 2019 and 2018 respectively. This factor, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The COVID-19 pandemic could have an impact on our ability to obtain financing to fund our operations. The Company is unable to predict the ultimate impact at this time.

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

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards. A valuation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry forwards of $270,259 and $243,570 as of December 31, 2019 and 2018, respectively, which may be offset against future taxable income through 2037. No tax benefit has been reported in the financial statements.

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. The schedules below reflect the Federal tax provision, deferred tax asset and valuation allowance using the new rates adjusted in the period of enactment.

Deferred tax assets and the valuation account are as follows:

	For the Years Ended December 31,
	2019	2018
Net operating loss carryforward (at 21%)	$56,755	$51,150
Valuation allowance	(56,755)	(51,150)
Deferred tax asset	$--	$--

A reconciliation of amount obtained by applying the Federal tax rate of 21% to pre-tax income to income tax benefit is as follows:

	For the Years Ended December 31,
	2019	2018

Federal tax benefit (at 21%)	$5,605	$5,357
Change in valuation allowance	(5,605)	(5,357)
	$--	$--

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2019, and 2018, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2019, 2018 and 2017.

NOTE 4 – COMMON STOCK TRANSACTIONS

There were no stock issuances in 2019.

NOTE 5 – LOANS PAYABLE

Loans payable consists of legal and accounting fees and out-of-pocket costs incurred through third parties. These payables are non-collateralized, bear interest at 8%, and are due on demand. As such, these loans are classified as current on the Company’s Balance Sheet. Interest expense for the years ended December 31, 2019 and 2018 totaled $12,489 and $11,508, respectively. No payments on principal or interest have been made to date.

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

NOTE 8 – COMMITMENTS AND CONTINGINCIES

The Company has not entered into or been engaged in any commitments or contingencies for the fiscal years ended December 31, 2019 and 2018. As such, no liability has been recorded on the financial statements for any contingent liability or commitment.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the last two fiscal years there were no changes of our independent registered public accounting firm and no disagreements between the Company and our independent registered public accounting firm related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedures.

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

For the year ended December 31, 2019, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers and their respective ages, positions, and biographical information are set forth below.Our bylaws require not less than three directors and our current directors serve until our next annual meeting or until each is replaced by a qualified director. We currently have one vacancy on our board of directors. Our executive officers are chosen by our board of directors and serve at its discretion. There are no existing family relationships between our executive officers or directors.

Name	Age	Position Held	Term of Director

Brett D. Taylor	58	Director, President	April 2012 until next annual meeting

J. William Peters	68	Director, Secretary/Treasurer	April 2012 until next annual meeting

Brett D. Taylor: Mr. Taylor was appointed as our Director and President on April 25, 2012.Since 2006 he has been employed by Codale Electric Supply as an operations manager. In this position he manages logistics for product delivery, the company safety program, and operations for Idaho, Utah, Nevada, Oregon, Arizona and Wyoming. Prior to working for Codale, he owned and operated Moab Cyclery and Kaibab Tours for 12 years. These companies provided recreational equipment and services to visitors to southern Utah.

The Board believes his experience as an owner of small private companies providing services to the public may provide valuable insights during the investigation of business opportunities.

J. William Peters: Mr. Peters was appointed as our Director and Secretary/Treasurer on April 10, 2012. Mr. Peters retired in December 2012.Prior to his retirement, Mr. Peters was employed as an office manager and worked in a property management company. During the past ten years Mr. Peters has served as a director and executive officer of Cancer Capital Corp.; a company that has a class of securities registered with the SEC pursuant to Section 12. Mr. Peters studied business administration at Long Beach Community College and California Polytechnic State University in San Luis Obispo, California.

The Board believes Mr. Peters’ experience serving in management positions for private companies and public reporting companies may prove significant in our search for a business opportunity. The Board also believes his experience with public reporting companies may be critical to our operations moving forward.

Involvement in Legal Proceedings

During the past ten years none of our executive officers have been involved in any legal proceedings that are material to an evaluation of their ability or integrity; namely:(1) filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing; (2) been convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities; or (4) been found by a court of competent jurisdiction in a civil action, by the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our current principal executive officers did not receive compensation during the past fiscal year ended December 31, 2019. None of our named executive officers received any cash or non-cash compensation during the past two years, nor did any executive officers have outstanding equity awards at year end. We currently have no employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors. In accordance with SAB Topic 5T, the Company believes all services and expenses contributed by management have been accounted for in the Company’s financials.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following table sets forth the beneficial ownership of our outstanding common stock by our management. We are not aware of any person or group that beneficially owns more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act, and generally includes voting or investment power with respect to the securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 2,937,000 shares of common stock outstanding as of August 13, 2020.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership		Percent of class
J. William Peters	140,000	(1)	4.8%

Directors and officers as a group	140,000		4.8%

__________

(1) Represents shares held by Liberty Partners, LLC of which Mr. Peters is an affiliate.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

During the past two fiscal we have not engaged in, nor do we propose to engage in, any transactions involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons.

Director Independence

None of our directors are independent directors as defined by NASDAQ Stock Market Rule 5605(a)(2).This rule defines persons as “independent” who are neither officers nor employees of the company and have no relationships that, in the opinion of the board, would interfere with the exercise of independent judgment in carrying out their responsibilities as directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed by our principal accounting firm, Pinnacle Accountancy Group of Utah, for each of the last two fiscal years in connection with the audit of our financial statements and other professional services.

	Pinnacle Accountancy Group of Utah
	2019	2018
Audit fees	$3,500	$5,400
Audit-related fees	0	0
Tax fees	0	0
All other fees	$0	$0

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

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3) Exhibits

The following documents have been filed as part of this report.

Exhibit No.	Description

3(i).1	Articles of Incorporation of C & C Tours, dated February 2, 1989 (Incorporated by reference to exhibit 3(i).1 to Form 10, filed November 8, 2012)
3(i).2	Wyoming Articles of Continuance of C & C Tours, dated June 12, 2012 (Incorporated by reference to exhibit 3(i).2 to Form 10, filed November 8, 2012)
3(ii)	Bylaws of C & C Tours, dated May 20, 2012(Incorporated by reference to exhibit 3(ii) to Form 10, filed November 8, 2012)
4.6	Description of Securities
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

__________

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

C & C TOURS, INC.

Date: August 13, 2020	By:	/s/ Brett D. Taylor
Brett D. Taylor
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 13, 2020	By:	/s/ Brett D. Taylor
Brett D. Taylor
Principal Executive Officer
Principal Financial and Accounting Officer
Director and President

Date: August 13, 2020	By:	/s/ J. William Peters
J. William Peters
Director and Secretary/Treasurer

