Form 10-Q
period 2020-03-31
C & C TOURS INC
filed 2020-09-04
CIK 1430319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: 000-54847

C & C TOURS, INC.

(Exact name of registrant as specified in its charter)

Wyoming (State or other jurisdiction of incorporation or organization)	87-0463118 (I.R.S. Employer Identification No.)
2157 S. Lincoln Street, Salt Lake City, Utah (Address of principal executive offices)	84106 (Zip code)

(801) 323-2395

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☑	Accelerated filer ☐ Smaller reporting company ☑ Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of September 4, 2020 was 2,937,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

C & C TOURS, INC.

Condensed Financial Statements

March 31, 2020

(Unaudited)

C & C TOURS, INC.

Condensed Balance Sheets

(Unaudited)

	MARCH 31, 2020	DEC 31, 2019
ASSETS
CURRENT ASSETS
Cash	$374	$374
Total current assets	374	374

TOTAL ASSETS	$374	$374

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$15,700	$10,200
Notes payable - current	164,940	164,940
Accrued interest	60,882	57,586
Total current liabilities	241,522	232,726
TOTAL LIABILITIES	241,522	232,726

STOCKHOLDERS' DEFICIT
Common stock, 20,000,000 shares authorized at $.001 par value, 2,937,000 shares issued and outstanding	2,937	2,937
Additional paid-in capital	34,970	34,970
Accumulated deficit	(279,055)	(270,259)
Total stockholders' deficit	(241,148)	(232,352)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$374	$374

The accompanying notes are an integral part of these unaudited condensed financial statements.

C & C TOURS, INC.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2020	FOR THE THREE MONTHS ENDED MARCH 31, 2019
Revenues	$—	$—

Operating expenses
General and administrative	5,500	5,500
Total operating expenses	5,500	5,500

Net operating loss before other expense	(5,500)	(5,500)

Other income (expense)
Interest expense	(3,296)	(3,045)
Total other income (expense)	(3,296)	(3,045)

Loss from operations before income taxes	(8,796)	(8,545)

Income taxes	—	—

Net loss	$(8,796)	$(8,545)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	2,937,000	2,937,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

C & C TOURS, INC.

Statements of Stockholders’ Deficit

For the three months ended March 31, 2019 and 2020

(Unaudited)

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	Deficit
Balance December 31, 2018	2,937,000	$2,937	$34,970	$(243,570)	$(205,663)
Net loss	—	—	—	(8,545)	(8,545)
Balance March 31, 2019	2,937,000	$2,937	$34,970	$(252,115)	$(214,208)

Balance December 31, 2019	2,937,000	$2,937	$34,970	$(270,259)	$(232,352)
Net loss	—	—	—	(8,796)	(8,796)
Balance March 31, 2020	2,937,000	$2,937	$34,970	$(279,055)	$(241,148)

The accompanying notes are an integral part of these unaudited condensed financial statements.

C & C TOURS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2020	FOR THE THREE MONTHS ENDED MARCH 31, 2019
Cash Flows from Operating Activities
Net loss	$(8,796)	$(8,545)
Adjustments to reconcile net loss to net cash provided (used) by operating activities	—	—

Changes in operating assets and liabilities:
Accounts payable	5,500	4,200
Accrued interest	3,296	3,045

Net cash used by operating activities	—	(1,300)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	—	1,400
Net cash provided by financing activities	—	1,400

Net Increase (Decrease) in Cash	—	100

Cash at Beginning of Period	374	274

Cash at End of Period	$374	$374

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

C&C Tours, Inc.

Notes to the Condensed Financial Statements

March 31, 2020

(Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2020 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2019 audited financial statements as reported in its Form 10K. The results of operations for the three-month period ended March 31, 2020 are not necessarily indicative of the operating results for the full year ended December 31, 2020.

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

NOTE 3 – NOTES PAYABLE

As of March 31, 2020 and December 31, 2019 notes payable were $164,940. These loans are due on demand and bear interest at the rate of 8%. Interest expense on the loans for the three months ended March 31, 2020 and 2019 were $3,296 and $3,045, respectively. Accrued interest on the notes payable totaled $60,882 and $57,586 at March 31, 2020 and December 31, 2019, respectively.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have relied primarily upon other parties to provide loans and pay for operating expenses. At March 31, 2020 and December 31, 2019 we had cash of $374. Our total liabilities increased to $241,522 at March 31, 2020 compared to $232,726 at December 31, 2019. The increase in liabilities primarily represents proceeds from advances and services provided by third parties and accrued interest.

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

Results of Operations

We have not recorded revenues during 2020 and 2019. General and administrative expense was $5,500 for the quarter ended March 31, 2020 (“2020 first quarter”) and the quarter ended March 31, 2019 (“2019 first quarter”).

Total other expense increased to $3,296 for the 2020 first quarter compared to $3,045 for the 2019 first quarter. Total other expense represents interest expense on notes payable.

Our net loss increased to $8,796 for the 2020 first quarter compared to $8,545 for the 2019 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At March 31, 2020 we reported notes payable totaling $164,940 representing services received, as well as cash advances received from third parties. All of the notes payable are uncollateralized, carry interest at 8% and are due on demand. Accrued interest related to these notes payable totaled $60,882 at March 31, 2020. No payments on principal or interest have been made to date.

A third-party consultant has provided professional services, paid for legal, accounting and administrative services on our behalf and/or provided advances to cover our operating costs. These accumulated services total $7,500 as of March 31, 2020, are not formally documented, have no repayment terms and thus we have recognized them as accounts payable.

At March 31, 2020 we owed $8,200 to vendors.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
3(i).1	Articles of Incorporation of C & C Tours, dated February 2, 1989(Incorporated by reference to exhibit 3(i).1 to Form 10, filed November 8, 2012)
3(i).2	Articles of Continuance of C & C Tours, dated June 12, 2012 (Incorporated by reference to exhibit 3(i).2 to Form 10, filed November 8, 2012)
3(ii)	Bylaws of C & C Tours, dated May 20, 2012(Incorporated by reference to exhibit 3(ii) to Form 10, filed November 8, 2012)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Label Linkbase Document
101.PRE**	XBRL Taxonomy Presentation Linkbase Document

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

Date: September 4, 2020	C & C TOURS, INC. By: /s/ Brett D. Taylor Brett D. Taylor President and Director Principal Financial Officer

