Form 10-Q
period 2020-06-30
C & C TOURS INC
filed 2020-09-14
CIK 1430319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock as of September 14, 2020 was 2,937,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

C & C TOURS, INC.

Condensed Financial Statements

June 30, 2020

(Unaudited)

C & C TOURS, INC.

Condensed Balance Sheets

(Unaudited)

	JUNE 30, 2020	DEC 31, 2019
ASSETS
CURRENT ASSETS
Cash	$674	$374
Total current assets	674	374

TOTAL ASSETS	$674	$374

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$15,700	$10,200
Notes payable - current	167,940	164,940
Accrued interest	64,188	57,586
Total current liabilities	247,828	232,726
TOTAL LIABILITIES	247,828	232,726

STOCKHOLDERS' DEFICIT
Common stock, 20,000,000 shares authorized at $.001 par value, 2,937,000 shares issued and outstanding	2,937	2,937
Additional paid-in capital	34,970	34,970
Accumulated deficit	(285,061)	(270,259)
Total stockholders' deficit	(247,154)	(232,352)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$674	$374

The accompanying notes are an integral part of these unaudited condensed financial statements.

C & C TOURS, INC.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2020	FOR THE THREE MONTHS ENDED JUNE 30, 2019	FOR THE SIX MONTHS ENDED JUNE 30, 2020	FOR THE SIX MONTHS ENDED JUNE 30, 2019
Revenues	$—	$—	$—	$—

Operating expenses
General and administrative	2,700	2,900	8,200	8,400
Total operating expenses	2,700	2,900	8,200	8,400

Net operating loss before other expense	(2,700)	(2,900)	(8,200)	(8,400)

Other income (expense)
Interest expense	(3,306)	(3,116)	(6,602)	(6,161)
Total other income (expense)	(3,306)	(3,116)	(6,602)	(6,161)

Loss from operations before income taxes	(6,006)	(6,016)	(14,802)	(14,561)

Income taxes	—	—	—	—

Net loss	$(6,006)	$(6,016)	$(14,802)	$(14,561)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding	2,937,000	2,937,000	2,937,000	2,937,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

C & C TOURS, INC.

Statements of Stockholders’ Deficit

For the three and six months ended June 30, 2019 and 2020

(Unaudited)

	Common Stock		Additional paid-in	Accumulated deficit other comprehensive	Total stockholders’
	Shares	Amount	capital	loss	deficit
Balance December 31, 2018	2,937,000	$2,937	$34,970	$(243,570)	$(205,663)
Net loss	—	—	—	(8,545)	(8,545)
Balance March 31, 2019	2,937,000	$2,937	$34,970	$(252,115)	$(214,208)
Net loss	—	—	—	(6,016)	(6,016)
Balance June 30, 2019	2,937,000	$2,937	$34,970	$(258,131)	$(220,224)

Balance December 31, 2019	2,937,000	$2,937	$34,970	$(270,259)	$(232,352)
Net loss	—	—	—	(8,796)	(8,796)
Balance March 31, 2020	2,937,000	$2,937	$34,970	$(279,055)	$(241,148)
Net loss	—	—	—	(6,006)	(6,006)
Balance June 30, 2020	2,937,000	$2,937	$34,970	$(285,061)	$(247,154)

The accompanying notes are an integral part of these unaudited condensed financial statements.

C & C TOURS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2020	FOR THE SIX MONTHS ENDED JUNE 30, 2019
Cash Flows from Operating Activities
Net loss	$(14,802)	$(14,561)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:

Changes in operating assets and liabilities:
Accounts payable	5,500	3,100
Accrued interest	6,602	6,161

Net cash used by operating activities	(2,700)	(5,300)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	3,000	5,400
Net cash provided by financing activities	3,000	5,400

Net Increase (Decrease) in Cash	300	100

Cash at Beginning of Period	374	274

Cash at End of Period	$674	$374

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

C&C Tours, Inc.

Notes to the Condensed Financial Statements

June 30, 2020

(Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2020 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2019 audited financial statements as reported in its Form 10K. The results of operations for the six-month period ended June 30, 2020 are not necessarily indicative of the operating results for the full year ended December 31, 2020.

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

NOTE 3 – NOTES PAYABLE

During the six months ended June 30, 2020 a third party loaned the Company $3,000. As of June 30, 2020 and December 31, 2019 notes payable were $167,940 and $164,940, respectively. These loans are due on demand and bear interest at the rate of 8%. Interest expense on the loans for the six months ended June 30, 2020 and 2019 were $6,602 and $6,161, respectively. Accrued interest on the notes payable totaled $64,188 and $57,586 at June 30, 2020 and December 31, 2019, respectively.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have relied primarily upon other parties to provide loans and pay for operating expenses. At June 30, 2020 we had cash of $674 compared to $374 at December 31, 2019. Our total liabilities increased to $247,828 at June 30, 2020 compared to $232,726 at December 31, 2019. The increase in liabilities primarily represents advances and services provided by third parties and accrued interest.

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

Results of Operations

We have not recorded revenues during 2020 and 2019. General and administrative expense was $8,200 for the six month period ended June 30, 2020 (“2020 six month period”) compared to $8,400 for the six month period ended June 30, 2019 (“2019 six month period “). General and administrative expense was $2,700 for the quarter ended June 30, 2020 (“2020 second quarter”) compared to $2,900 for the quarter ended June 30, 2019 (“2019 second quarter “).

Total other expense increased to $6,602 for the 2020 six month period compared to $6,161 for the 2019 six month period. Total other expense increased to $3,306 for the 2020 second quarter compared to $3,116 for the 2019 second quarter. Total other expense represents interest expense on notes payable.

Our net loss was $14,802 for the 2020 six month period compared to $14,561 for the 2019 six month period and our net loss was $6,006 for the 2020 second quarter compared to $6,016 for the 2019 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At June 30, 2020 we reported notes payable totaling $167,940 representing services received, as well as cash advances received from third parties. All of the notes payable are uncollateralized, carry interest at 8% and are due on demand. Accrued interest related to these notes payable totaled $64,188 at June 30, 2020. No payments on principal or interest have been made to date.

A third-party consultant has provided professional services, paid for legal, accounting and administrative services on our behalf and/or provided advances to cover our operating costs. These accumulated services total $9,000 as of June 30, 2020, are not formally documented, have no repayment terms and thus we have recognized them as accounts payable.

At June 30, 2020 we owed $6,700 to vendors.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: September 14, 2020	C & C TOURS, INC. By: /s/ Brett D. Taylor Brett D. Taylor President and Director Principal Financial Officer

