Form 10-Q
period 2020-09-30
C & C TOURS INC
filed 2020-11-05
CIK 1430319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares outstanding of the registrant’s common stock as of November 5, 2020 was 2,937,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

C & C TOURS, INC.

Condensed Financial Statements

September 30, 2020

(Unaudited)

C & C TOURS, INC.

Condensed Balance Sheets

(Unaudited)

	SEPT 30, 2020	DEC 31, 2019
ASSETS
CURRENT ASSETS
Cash	$4,274	$374
Total current assets	4,274	374

TOTAL ASSETS	$4,274	$374

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$12,000	$10,200
Notes payable	177,940	164,940
Accrued interest	67,661	57,586
Total current liabilities	257,601	232,726
TOTAL LIABILITIES	257,601	232,726

STOCKHOLDERS' DEFICIT
Common stock, 20,000,000 shares authorized at $.001 par value, 2,937,000 shares issued and outstanding	2,937	2,937
Additional paid-in capital	34,970	34,970
Accumulated deficit	(291,234)	(270,259)
Total stockholders' deficit	(253,327)	(232,352)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,274	$374

The accompanying notes are an integral part of these unaudited condensed financial statements.

C & C TOURS, INC.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2020	FOR THE THREE MONTHS ENDED SEPT 30, 2019	FOR THE NINE MONTHS ENDED SEPT 30, 2020	FOR THE NINE MONTHS ENDED SEPT 30, 2019

Revenues	$—	$—	$—	$—

Operating expenses
General and administrative	2,700	2,900	10,900	11,300
Total operating expenses	2,700	2,900	10,900	11,300

Net operating loss before other expense	(2,700)	(2,900)	(10,900)	(11,300)

Other income (expense)
Interest expense	(3,473)	(3,164)	(10,075)	(9,325)
Total other income (expense)	(3,473)	(3,164)	(10,075)	(9,325)

Loss from operations before income taxes	(6,173)	(6,064)	(20,975)	(20,625)

Income taxes	—	—	—	—

Net loss	$(6,173)	$(6,064)	$(20,975)	$(20,625)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding	2,937,000	2,937,000	2,937,000	2,937,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

C & C TOURS, INC.

Statements of Stockholders’ Deficit

For the three and nine months ended September 30, 2019 and 2020

(Unaudited)

	Common Stock		Additional paid-in	Accumulated deficit other comprehensive	Total stockholders’
	Shares	Amount	capital	loss	deficit
Balance December 31, 2018	2,937,000	$2,937	$34,970	$(243,570)	$(205,663)
Net loss	—	—	—	(8,545)	(8,545)
Balance March 31, 2019	2,937,000	$2,937	$34,970	$(252,115)	$(214,208)
Net loss	—	—	—	(6,016)	(6,016)
Balance June 30, 2019	2,937,000	$2,937	$34,970	$(258,131)	$(220,224)
Net loss	—	—	—	(6,064)	(6,064)
Balance September 30, 2019	2,937,000	$2,937	$34,970	$(264,195)	$(226,288)

Balance December 31, 2019	2,937,000	$2,937	$34,970	$(270,259)	$(232,352)
Net loss	—	—	—	(8,796)	(8,796)
Balance March 31, 2020	2,937,000	$2,937	$34,970	$(279,055)	$(241,148)
Net loss	—	—	—	(6,006)	(6,006)
Balance June 30, 2020	2,937,000	$2,937	$34,970	$(285,061)	$(247,154)
Net loss	—	—	—	(6,173)	(6,173)
Balance September 30, 2020	2,937,000	$2,937	$34,970	$(291,234)	$(253,327)

The accompanying notes are an integral part of these unaudited condensed financial statements.

C & C TOURS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2020	FOR THE NINE MONTHS ENDED SEPT 30, 2019

Cash Flows from Operating Activities
Net loss	$(20,975)	$(20,625)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:

Changes in operating assets and liabilities:
Accounts payable	1,800	6,000
Accrued interest	10,075	9,324

Net cash used by operating activities	(9,100)	(5,301)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	13,000	5,400
Net cash provided by financing activities	13,000	5,400

Net Increase (Decrease) in Cash	3,900	99

Cash at Beginning of Period	374	275

Cash at End of Period	$4,274	$374

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

C&C Tours, Inc.

Notes to the Condensed Financial Statements

September 30, 2020

(Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2020 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2019 audited financial statements as reported in its Form 10-K. The results of operations for the nine month period ended September 30, 2020 are not necessarily indicative of the operating results for the full year ended December 31, 2020.

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

NOTE 3 – NOTES PAYABLE

During the nine months ended September 30, 2020, the Company was loaned $13,000. As of September 30, 2020 and December 31, 2019, notes payable were $177,940 and $164,940 respectively. These loans are due on demand and bear interest at the rate of 8%. Interest expense on the loans for the nine months ended September 30, 2020 and 2019 were $10,075 and $9,325 respectively resulting in accrued interest of $67,661 and $57,586 at September 30, 2020 and December 31, 2019, respectively.

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

Our management has not had any contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may complete a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have relied primarily upon other parties to provide loans and pay for operating expenses. At September 30, 2020 we had cash of $4,274 compared to $374 at December 31, 2019. Our total liabilities increased to $257,601 at September 30, 2020 compared to $232,726 at December 31, 2019. The increase in liabilities primarily represents advances and services provided by third parties and accrued interest.

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

Results of Operations

We have not recorded revenues during 2020 and 2019. General and administrative expense was $10,900 for the nine-month period ended September 30, 2020 (“2020 nine-month period”) compared to $11,300 for the nine-month period ended September 30, 2019 (“2019 nine-month period “). General and administrative expense was $2,700 for the quarter ended September 30, 2020 (“2020 third quarter”) compared to $2,900 for the quarter ended September 30, 2019 (“2019 third quarter “).

Total other expense increased to $10,075 for the 2020 nine-month period compared to $9,325 for the 2019 nine-month period. Total other expense increased to $3,473 for the 2020 third quarter compared to $3,164 for the 2019 third quarter. Total other expense represents interest expense on notes payable.

Our net loss was $20,975 for the 2020 nine-month period compared to $20,625 for the 2019 nine-month period and our net loss was $6,173 for the 2020 third quarter compared to $6,064 for the 2019 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At September 30, 2020 we reported notes payable totaling $177,940 representing services received, as well as cash advances received from third parties. All of the notes payable are uncollateralized, carry interest at 8% and are due on demand. Accrued interest related to these notes payable totaled $67,661 at September 30, 2020. No payments on principal or interest have been made to date.

A third-party consultant has provided professional services, paid for legal, accounting and administrative services on our behalf and/or provided advances to cover our operating costs. These accumulated services total $10,500 as of September 30, 2020, are not formally documented, have no repayment terms and thus we have recognized them as accounts payable.

At September 30, 2020 we owed $1,500 to vendors.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 5, 2020	C & C TOURS, INC. By: /s/ Brett D. Taylor Brett D. Taylor President and Director Principal Financial Officer

