Form 10-K
period 2020-12-31
C & C TOURS INC
filed 2021-03-29
CIK 1430319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period ___ to ___

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑

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

The number of shares outstanding of the registrant’s common stock as of March 29, 2021 was 2,937,000.

Documents incorporated by reference: None

TABLE OF CONTENTS

PART I

Item 1.	Business	4
Item 1A.	Risk Factors	8
Item 2.	Properties	8
Item 3.	Legal Proceedings	8
Item 4.	Mine Safety Disclosure	8

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	26
	Signatures	27

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

PART I

ITEM 1. BUSINESS

Historical Development

C & C Tours, Inc. was incorporated in the state of Nevada on March 18, 1989. The Company was organized as a charter bus business specializing in Nevada tours. After approximately 28 months of unsuccessful charter bus operations, the Company discontinued those operations in 1991. On June 12, 2012 the Company filed Articles of Continuance in the state of Wyoming effecting a change of domicile from Nevada to Wyoming. After we ceased our charter business operation, we became a "blank check" company because our business plan was to merge with an unidentified company or companies.

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

At this time, management is unsure what effect the COVID-19 pandemic (the “Pandemic”) will have on our search for companies to combine with. Since we have minimal operations, the Pandemic has not caused any significant changes to our operations.

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

Holders

We have 95 stockholders of record holding 2,937,000 shares of our common stock as of March 29, 2021.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and have incurred a net loss. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon third parties to provide and pay for professional expenses and loans.

At December 31, 2020, cash increased to $2,074 from $374 at December 31, 2019 as a result of funding from loans we received in order to bring our SEC reports to a current status and continue our operations. Our total liabilities increased to $261,657 for 2020 compared to $232,726 for 2019. The increase in liabilities primarily represents proceeds from loans, advances and services provided by third parties and accrued interest.

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

During the next 12 months the Company anticipates incurring additional costs related to the filing of Exchange Act reports. We believe we will be able to meet these costs through advances and loans provided by management, significant stockholders or third parties. We may also rely on the issuance of our common stock in lieu of cash to convert debt or pay for expenses.

Results of Operations

We had no revenues during 2020 and 2019. We recorded a 4.2% decrease in total operating expenses for December 31, 2020 compared to December 31, 2019. Interest expense for loans payable increased by 9.1% for December 31, 2020 compared to December 31, 2019. Our net loss increased 2.0% for December 31, 2020 compared to December 31, 2019. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At December 31, 2020, we reported loans payable totaling $183,940, representing services received, as well as cash advances received from third parties. We recorded loans payable of $164,940 at December 31, 2019. Accrued interest related to these loans payable totaled $71,217 and $57,586 as of December 31, 2020 and 2019, respectively. During the years ended December 31, 2020 and 2019, the Company borrowed $13,000 and $5,400, respectively, from third parties and converted $6,000 and $6,600, respectively, of accounts payable into loans payable. All of the loans payable are non-collateralized, carry interest at 8% and are due on demand. No payments on principal or interest have been made to date.

A third-party consultant has provided professional services, paid for legal, accounting and administrative services on our behalf and/or provided advances to cover our operating costs. These accumulated services totaled $6,000 as of December 31, 2020 and $6,000 at December 31, 2019 and are not formally documented, have no repayment terms and thus we have recognized them as accounts payable.

As of December 31, 2020 and 2019, the Company owed vendors $500 and $4,200, respectively.

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

December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

C&C Tours, Inc.

Salt Lake City, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheets of C&C Tours, Inc. (the Company) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Pinnacle Accountancy Group of Utah

Farmington, Utah

March 26, 2021

C & C TOURS, INC.

Balance Sheets

	DEC 31, 2020	DEC 31, 2019
ASSETS
CURRENT ASSETS
Cash	$2,074	$374
Total current assets	2,074	374
TOTAL ASSETS	$2,074	$374

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,500	$10,200
Loans payable	183,940	164,940
Accrued interest	71,217	57,586
Total current liabilities	261,657	232,726
TOTAL LIABILITIES	261,657	232,726

STOCKHOLDERS' DEFICIT
Common stock, 20,000,000 shares authorized at $.001 par value, 2,937,000 shares issued and outstanding	2,937	2,937
Additional paid-in capital	34,970	34,970
Accumulated deficit	(297,490)	(270,259)
Total stockholders' deficit	(259,583)	(232,352)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,074	$374

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2020	FOR THE YEAR ENDED DEC 31, 2019
Revenues	$—	$—

Operating Expenses
General and administrative	13,600	14,200
Total expenses	13,600	14,200

Loss from operations	(13,600)	(14,200)

Other income (expense)
Interest expense	(13,631)	(12,489)
Total other income (expense)	(13,631)	(12,489)

Loss before income taxes	(27,231)	(26,689)

Income tax expense	—	—

Net loss	$(27,231)	$(26,689)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding	2,937,000	2,937,000

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.

Statements of Stockholders’ Deficit

For the Years Ended December 31, 2020 and 2019

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance December 31, 2018	2,937,000	$2,937	$34,970	$(243,570)	$(205,663)
Net loss for the year ended December 31, 2019	—	—	—	(26,689)	(26,689)
Balance December 31, 2019	2,937,000	$2,937	$34,970	$(270,259)	$(232,352)
Net loss for the year ended December 31, 2020	—	—	—	(27,231)	(27,231)
Balance December 31, 2020	2,937,000	$2,937	$34,970	$(297,490)	$(259,583)

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2020	FOR THE YEAR ENDED DEC 31, 2019
Cash Flows from Operating Activities
Net loss	$(27,231)	$(26,689)
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	2,300	8,900
Increase in accrued interest	13,631	12,489
Net cash used by operating activities	(11,300)	(5,300)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from loans payable	13,000	5,400
Net cash provided by financing activities	13,000	5,400

Net Decrease in Cash	1,700	100

Cash at Beginning of Period	374	274

Cash at End of Period	$2,074	$374

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Conversion of Accounts Payable to Loans payable	$6,000	$6,600

The accompanying notes are an integral part of these financial statements

C&C Tours, Inc.

Notes to the Financial Statements

December 31, 2020 and 2019

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

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

d.	Basic and Fully Diluted Income (Loss) Per Share

In accordance with ASC 260, Earnings Per Share (“ASC 260”) (formerly SFAS No. 128), the computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements.

The computations of basic and fully diluted loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements, plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible debentures. As of December 31, 2020 and 2019, all common stock activity has been included and there were no items considered to be anti-dilutive.

Following is a reconciliation of the loss per share for the years ended December 31, 2020 and 2019, respectively:

	For the Years Ended December 31,
	2020	2019
Net (loss) available to common shareholders	$(27,231)	$(26,689)

Weighted average shares	2,937,000	2,937,000

Basic and fully diluted loss per share (based on weighted average shares)	$(0.01)	$(0.01)

e.	Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash. Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.The Company does not maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The Company had $0 of cash balances in excess of federally insured limits at December 31, 2020 and 2019.

f.	Fair Value of Financial Instruments

If required by authoritative literature, the Company would account for certain assets and liabilities at fair value.

The cash, accounts payable, loans payable and accrued interest have fair values that approximate their carrying values due to the short-term nature of these instruments.

g.	Recent Pronouncements

The Company has evaluated Recent Accounting Pronouncements and has determined that all such pronouncements either do not apply or their impact is insignificant to the financial statements.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $27,231 and $26,689 during the years ended December 31, 2020 and 2019 respectively. This factor, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards. A valuation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry forwards of $297,490 and $270,259 as of December 31, 2020 and 2019 respectively, which may be offset against future taxable income through 2037. No tax benefit has been reported in the financial statements.

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. The schedules below reflect the Federal tax provision, deferred tax asset and valuation allowance using the new rates adjusted in the period of enactment.

Deferred tax assets and the valuation account are as follows:

	For the Years Ended December 31,
	2020	2019
Net operating loss carryforward (at 21%)	$62,474	$56,755
Valuation allowance	(62,474)	(56,755)
Deferred tax asset	$—	$—

A reconciliation of amount obtained by applying the Federal tax rate of 21% to pre-tax income to income tax benefit is as follows:

	For the Years Ended December 31,
	2020	2019

Federal tax benefit (at 21%)	$5,719	$5,605
Change in valuation allowance	(5,719)	(5,605)
	$—	$—

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2020, and 2019, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2020, 2019, 2018, and 2017.

NOTE 4 – COMMON STOCK TRANSACTIONS

There were no stock issuances in 2020 or 2019.

NOTE 5 – LOANS PAYABLE

Loans payable were $183,940 and $164,940 at December 31, 2020 and 2019, respectively. Accrued interest related to these loans payable totaled $71,217 and $57,586 as of December 31, 2020 and 2019, respectively. Interest expense for the years ended December 31, 2020 and 2019 totaled $13,631 and $12,489, respectively. During the years ended December 31, 2020 and 2019, the Company borrowed $13,000 and $5,400, respectively, from third parties and converted $6,000 and $6,600, respectively, of accounts payable into loans payable. Loans payable consists of legal and accounting fees and out-of-pocket costs incurred through third parties. These loans are non-collateralized, bear interest at 8%, and are due on demand. As such, these loans are classified as current on the Company’s Balance Sheet. No payments on principal or interest have been made to date.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company has not entered into or been engaged in any commitments or contingencies for the fiscal years ended December 31, 2020 and 2019. As such, no liability has been recorded on the financial statements for any contingent liability or commitment. The Company has read and addressed SAB Topic 5T and believes all contributed services provided have been accounted for.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events pursuant to ASC No. 855 and determined there are not any material subsequent events occurring after the date of the balance sheet through the date these financial statements were issued requiring disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the past two fiscal years there were no changes of our independent registered public accounting firm and no disagreements between the Company and our independent registered public accounting firm related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedures.

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

For the year ended December 31, 2020, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Term of Director
Brett D. Taylor	59	Director, President	April 2012 until next annual meeting
J. William Peters	69	Director, Secretary/Treasurer	April 2012 until next annual meeting

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

J. William Peters: Mr. Peters was appointed as our Director and Secretary/Treasurer on April 10, 2012. Mr. Peters retired in December 2012. Prior to his retirement, Mr. Peters was employed as an office manager and worked in a property management company. During the past ten years Mr. Peters has served as a director and executive officer of Cancer Capital Corp., a company that has a class of securities registered with the SEC pursuant to Section 12. Mr. Peters studied business administration at Long Beach Community College and California Polytechnic State University in San Luis Obispo, California.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our current principal executive officers did not receive compensation during the past fiscal years ended December 31, 2020 and 2019. None of our named executive officers received any cash or non-cash compensation during the past two years, nor did any executive officers have outstanding equity awards at year end. We currently have no employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors. In accordance with SAB Topic 5T, the Company believes all services and expenses contributed by management have been accounted for in the Company’s financials.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following table sets forth the beneficial ownership of our outstanding common stock by our management. We are not aware of any person or group that beneficially owns more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act, and generally includes voting or investment power with respect to the securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 2,937,000 shares of common stock outstanding as of March 29, 2021.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed by our independent registered public accounting firm, Pinnacle Accountancy Group of Utah, for each of the last two fiscal years in connection with the audit of our financial statements and other professional services.

	Pinnacle Accountancy Group of Utah
	2020	2019
Audit fees	$8,900	$3,500
Audit-related fees	0	0
Tax fees	0	0
All other fees	$0	$0

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

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3) Exhibits

The following documents have been filed as part of this report.

Exhibit No.	Description
3(i).1	Articles of Incorporation of C & C Tours, dated February 2, 1989 (Incorporated by reference to exhibit 3(i).1 to Form 10, filed November 8, 2012)
3(i).2	Wyoming Articles of Continuance of C & C Tours, dated June 12, 2012 (Incorporated by reference to exhibit 3(i).2 to Form 10, filed November 8, 2012)
3(ii)	Bylaws of C & C Tours, dated May 20, 2012 (Incorporated by reference to exhibit 3(ii) to Form 10, filed November 8, 2012)
4.6	Description of Securities (Incorporated by reference to exhibit 4.6 to Form 10-K, filed August 13, 2020)
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

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

Date: March 29, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/Brett D. Taylor

Brett D. Taylor

Principal Executive Officer

Principal Financial and Accounting Officer

Director and President

Date: March 29, 2021

By : /s/ J. William Peters

J. William Peters

Director and Secretary/Treasurer

Date: March 29, 2021

