Form 10-Q
period 2021-03-31
C & C TOURS INC
filed 2021-05-17
CIK 1430319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares outstanding of the registrant’s common stock as of May 17, 2021 was 2,937,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

C & C TOURS, INC.

Condensed Financial Statements

March 31, 2021

(Unaudited)

C & C TOURS, INC.

Condensed Balance Sheets

(Unaudited)

	MAR 31, 2021	DEC 31, 2020
ASSETS
CURRENT ASSETS
Cash	$474	$2,074
Total current assets	474	2,074

TOTAL ASSETS	$474	$2,074

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$10,300	$6,500
Notes payable	183,940	183,940
Accrued interest	74,893	71,217
Total current liabilities	269,133	261,657
TOTAL LIABILITIES	269,133	261,657

STOCKHOLDERS' DEFICIT
Common stock, 20,000,000 shares authorized at $.001 par value, 2,937,000 shares issued and outstanding	2,937	2,937
Additional paid-in capital	34,970	34,970
Accumulated deficit	(306,566)	(297,490)
Total stockholders' deficit	(268,659)	(259,583)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$474	$2,074

The accompanying notes are an integral part of these unaudited condensed financial statements.

C & C TOURS, INC.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2021	FOR THE THREE MONTHS ENDED MAR 31, 2020
Revenue	$—	$—

Operating expenses
General and administrative	5,400	5,500
Total operating expenses	5,400	5,500

Loss from operations	(5,400)	(5,500)

Other income (expense)
Interest expense	(3,676)	(3,296)
Total other income (expense)	(3,676)	(3,296)

Loss before income taxes	(9,076)	(8,796)

Income tax expense	—	—

Net loss	$(9,076)	$(8,796)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	2,937,000	2,937,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

C & C TOURS, INC.

Condensed Statements of Stockholders’ Deficit

For the three months ended March 31, 2021 and 2020

(Unaudited)

	Common Stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	deficit
Balance December 31, 2019	2,937,000	$2,937	$34,970	$(270,259)	$(232,352)
Net loss	—	—	—	(8,796)	(8,796)
Balance March 31, 2020	2,937,000	$2,937	$34,970	$(279,055)	$(241,148)

Balance December 31, 2020	2,937,000	$2,937	$34,970	$(297,490)	$(259,583)
Net loss	—	—	—	(9,076)	(9,076)
Balance March 31, 2021	2,937,000	$2,937	$34,970	$(306,566)	$(268,659)

The accompanying notes are an integral part of these unaudited condensed financial statements.

C & C TOURS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2021	FOR THE THREE MONTHS ENDED MAR 31, 2020

Cash Flows from Operating Activities
Net loss	$(9,076)	$(8,796)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable	3,800	5,500
Increase in accrued interest	3,676	3,296

Net cash used by operating activities	(1,600)	—

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	—	—

Cash Flows from Financing Activities
Net cash provided by financing activities	—	—

Net Increase (Decrease) in Cash	(1,600)	—

Cash at Beginning of Period	2,074	374

Cash at End of Period	$474	$374

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

C&C Tours, Inc.

Notes to the Condensed Financial Statements

March 31, 2021

(Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2021 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2020 audited financial statements as reported in its Form 10K. The results of operations for the three-month period ended March 31, 2021 are not necessarily indicative of the operating results for the full year ended December 31, 2021.

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

NOTE 3 – NOTES PAYABLE

As of March 31, 2021 and December 31, 2020, notes payable were $183,940 and $183,940, respectively. These loans are due on demand and bear interest at the rate of 8%. Interest expense on the loans for the three months ended March 31, 2021 and 2020 were $3,676 and $3,296, respectively, resulting in accrued interest of $74,893 and $71,217 at March 31, 2021 and December 31, 2020, respectively.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have relied primarily upon other parties to provide loans and pay for operating expenses. At March 31, 2021 we had cash of $474 compared to $2,074 at December 31, 2020. Our total liabilities increased to $269,133 at March 31, 2021 compared to $261,657 at December 31, 2020. The increase in liabilities primarily represents advances and services provided by third parties and accrued interest.

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

Results of Operations

We did not record revenues in either 2021 or 2020. We did not record a significant change in general and administrative expense for the three months ended March 31, 2021 (“2021 first quarter”) compared to the three months ended March 31, 2020 (“2020 first quarter”)

Total other expense increased 11.5% for the 2021 first quarter compared to the 2020 first quarter. Total other expense represents interest expense related to notes payable.

Our net loss increased 3.1% for the 2021 first quarter compared to the 2020 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At March 31, 2021 we reported notes payable totaling $183,940 representing services received, as well as cash advances received from third parties. All of the notes payable are uncollateralized, carry interest at 8% and are due on demand. Accrued interest related to these notes payable totaled $74,893 at March 31, 2021. No payments on principal or interest have been made to date.

A third-party consultant has provided professional services, paid for legal, accounting and administrative services on our behalf and/or provided advances to cover our operating costs. These accumulated services total $10,300 as of March 31, 2021, are not formally documented, have no repayment terms and thus we have recognized them as accounts payable.

At March 31, 2021 we owed $2,800 to vendors.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: May 17, 2021	C & C TOURS, INC. By: /s/ Brett D. Taylor Brett D. Taylor President and Director Principal Financial Officer

