Form 10-Q
period 2021-09-30
C & C TOURS, INC.
filed 2021-11-05
CIK 1430319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares outstanding of the registrant’s common stock as of November 5, 2021 was 2,937,000.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

C & C TOURS, INC.

Condensed Financial Statements

September 30, 2021

(Unaudited)

C & C TOURS, INC.

Condensed Balance Sheets

(Unaudited)

	SEPT 30, 2021	DEC 31, 2020
ASSETS
CURRENT ASSETS
Cash	$624	$2,074
Total current assets	624	$2,074

TOTAL ASSETS	$624	$2,074

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$10,500	$6,500
Notes payable	189,490	183,940
Accrued interest	82,411	71,217
Total current liabilities	282,401	261,657
TOTAL LIABILITIES	282,401	261,657

STOCKHOLDERS' DEFICIT
Common stock, 20,000,000 shares authorized at $.001 par value, 2,937,000 shares issued and outstanding	2,937	2,937
Additional paid-in capital	34,970	34,970
Accumulated deficit	(319,684)	(297,490)
Total stockholders' deficit	(281,777)	(259,583)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$624	$2,074

The accompanying notes are an integral part of these unaudited condensed financial statements.

C & C TOURS, INC.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2021	FOR THE THREE MONTHS ENDED SEPT 30, 2020	FOR THE NINE MONTHS ENDED SEPT 30, 2021	FOR THE NINE MONTHS ENDED SEPT 30, 2020

Revenues	$-	$-	$-	$-

Operating expenses
General and administrative	2,800	2,700	11,000	10,900
Total operating expenses	2,800	2,700	11,000	10,900

Loss from operations	(2,800)	(2,700)	(11,000)	(10,900)

Other income (expense)
Interest expense	(3,787)	(3,473)	(11,194)	(10,075)
Total other income (expense)	(3,787)	(3,473)	(11,194)	(10,075)

Loss before income taxes	(6,587)	(6,173)	(22,194)	(20,975)

Income tax expense	-	-	-	-

Net loss	$(6,587)	$(6,173)	$(22,194)	$(20,975)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average shares outstanding	2,937,000	2,937,000	2,937,000	2,937,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

C & C TOURS, INC.

Condensed Statements of Stockholders' Deficit

For the three and nine months ended September 30, 2021 and 2020

(Unaudited)

	Common Stock		Additional paid-in	Accumulated	Total stockholders'
	Shares	Amount	capital	deficit	deficit

Balance December 31, 2019	2,937,000	$2,937	$34,970	$(270,259)	$(232,352)
Net loss	-	-	-	(8,796)	(8,796)
Balance March 31, 2020	2,937,000	$2,937	$34,970	$(279,055)	$(241,148)
Net loss	-	-	-	(6,006)	(6,006)
Balance June 30, 2020	2,937,000	$2,937	$34,970	$(285,061)	$(247,154)
Net loss	-	-	-	(6,173)	(6,173)
Balance September 30, 2020	2,937,000	$2,937	$34,970	$(291,234)	$(253,327)

Balance December 31, 2020	2,937,000	$2,937	$34,970	$(297,490)	$(259,583)
Net loss	-	-	-	(9,076)	(9,076)
Balance March 31, 2021	2,937,000	$2,937	$34,970	$(306,566)	$(268,659)
Net loss	-	-	-	(6,531)	(6,531)
Balance June 30, 2021	2,937,000	$2,937	$34,970	$(313,097)	$(275,190)
Net loss	-	-	-	(6,587)	(6,587)
Balance September 30, 2021	2,937,000	$2,937	$34,970	$(319,684)	$(281,777)

The accompanying notes are an integral part of these unaudited condensed financial statements.

C & C TOURS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2021	FOR THE NINE MONTHS ENDED SEPT 30, 2020

Cash Flows from Operating Activities
Net loss	$(22,194)	$(20,975)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable	4,000	1,800
Increase in accrued interest	11,194	10,075

Net cash used by operating activities	(7,000)	(9,100)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	-	-

Cash Flows from Financing Activities
Proceeds from notes payable	5,550	13,000
Net cash provided by financing activities	5,550	13,000

Net Increase (Decrease) in Cash	(1,450)	3,900

Cash at Beginning of Period	2,074	374

Cash at End of Period	$624	$4,274

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

C&C TOURS, INC.

Notes to the Condensed Financial Statements

September 30, 2021

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2021 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2020 audited financial statements as reported in its Form 10-K. The results of operations for the nine-month period ended September 30, 2021 are not necessarily indicative of the operating results for the full year ended December 31, 2021.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has incurred losses since inception, has negative cash flows from operations, and has no revenue-generating activities. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to acquire or merge with other operating companies. The COVID-19 pandemic could have an impact on our ability to obtain financing to fund our operations.  The Company is unable to predict the ultimate impact at this time.

NOTE 3 - NOTES PAYABLE

As of September 30, 2021 and December 31, 2020, notes payable were $189,490 and $183,940, respectively. These loans are due on demand and bear interest at the rate of 8%. Interest expense on the loans for the nine months ended September 30, 2021 and 2020 were $11,194 and $10,075, respectively, resulting in accrued interest of $82,411 and $71,217 at September 30, 2021 and December 31, 2020, respectively.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have relied primarily upon other parties to provide loans and pay for operating expenses. At September 30, 2021 we had cash of $624 compared to $2,074 at December 31, 2020. Our total liabilities increased to $282,401 at September 30, 2021 compared to $261,657 at December 31, 2020. The increase in liabilities primarily represents advances and services provided by third parties and accrued interest.

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

Results of Operations

We did not record revenues in either 2021 or 2020. General and administrative expense was $11,000 for the nine months ended September 30, 2021 ("2021 nine-month period") compared to $10,900 for the nine months ended September 30, 2020 ("2020 nine-month period"). General and administrative expense for the three months ended September 30, 2021 ("2021 third quarter") was $2,800 compared to $2,700 for the three months ended September 30, 2020 ("2020 third quarter")

Total other expense increased to $11,194 for the 2021 nine-month period compared to $10,075 for the 2020 nine-month period. Total other expense increased to $3,787 for the 2021 third quarter compared to $3,473 for the 2020 third quarter. Total other expense represents interest expense related to notes payable.

Our net loss increased to $22,194 for the 2021 nine-month period compared to $20,975 for the 2020 nine-month period. Our net loss increased to $6,587 for the 2021 third quarter compared to $6,173 for the 2020 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At September 30, 2021 we reported notes payable totaling $189,490 representing services received, as well as cash advances received from third parties. All of the notes payable are uncollateralized, carry interest at 8% and are due on demand. Accrued interest related to these notes payable totaled $82,411 at September 30, 2021. No payments on principal or interest have been made to date.

A third-party consultant has provided professional services, paid for legal, accounting and administrative services on our behalf and/or provided advances to cover our operating costs. These accumulated services total $10,500 as of September 30, 2021, are not formally documented, have no repayment terms and thus we have recognized them as accounts payable.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 5, 2021	C & C TOURS, INC. By: /s/ Brett D. Taylor Brett D. Taylor President and Director Principal Financial Officer

