Form 10-K
period 2021-12-31
C & C TOURS, INC.
filed 2022-03-22
CIK 1430319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The number of shares outstanding of the registrant’s common stock as of March 22, 2022 was 2,937,000.

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

PART I

ITEM 1. BUSINESS

Historical Development

C & C Tours, Inc. was incorporated in the state of Nevada on March 18, 1989. The Company was organized as a charter bus business specializing in Nevada tours. After approximately 28 months of unsuccessful charter bus operations, the Company discontinued those operations in 1991. After we ceased our charter business operation, we became a "shell company” because our business plan was to merge with an unidentified company or companies. On June 12, 2012 the Company filed Articles of Continuance in the state of Wyoming effecting a change of domicile from Nevada to Wyoming

Our Business Plan

Our business purpose is to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation or acquire assets and develop business operations. Our principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business opportunity, rather than immediate, short-term earnings.

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

Under SEC Rule 12b-2, we also qualify as a “shell company” because we have no or nominal assets and operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "shell" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination.

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

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital available for investigation, we may not thoroughly discover all facts, whether adverse or favorable, about the business opportunity to be acquired. In addition, we will be competing against other entities that possess greater financial, technical and managerial capabilities for identifying and completing business combinations.

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

Form of Acquisition

The manner in which we participate in an opportunity will depend upon the nature of the business opportunity, the respective needs and desires of the Company and the promoters of the business opportunity, and the relative negotiating strength of the Company and such promoters.

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

Holders

We have 95 stockholders of record holding 2,937,000 shares of our common stock as of March 22, 2022.

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

At December 31, 2021, cash decreased to $324 from $2,074 at December 31, 2020 as a result of funding from loans we received in order to bring our SEC reports to a current status and continue our operations. Our total liabilities increased to $288,688 for 2021 compared to $261,657 for 2020. The increase in liabilities primarily represents proceeds from loans, advances and services provided by third parties and accrued interest on previous loans.

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

Results of Operations

We had no revenues during 2021 and 2020. General and administrative expense was $13,800 for 2021 compared to $13,600 for 2020.

Total other expense increased to $14,981 for 2021 compared to $13,631 for 2020 and represents interest expense on loans payable.

Our net loss increased to $28,781 for 2021 compared to $27,231 for 2020. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At December 31, 2021 and 2020, we reported notes payable totaling $195,490 and $183,940, respectively, representing services received, as well as cash advances received from third parties. Accrued interest related to these loans payable totaled $86,198 and $71,217 as of December 31, 2021 and 2020, respectively. During the years ended December 31, 2021 and 2020, the Company borrowed $5,550 and $13,000, respectively, and converted $6,000 and $6,000, respectively, of accounts payable into notes payable. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. No payments on principal or interest have been made to date.

A third-party consultant has provided professional services, paid for legal, accounting and administrative services on our behalf and/or provided advances to cover our operating costs. These accumulated services totaled $6,000 as of December 31, 2021 and $6,000 at December 31, 2020, and are not formally documented, have no repayment terms and, thus, we have recognized them as accounts payable.

As of December 31, 2021 and 2020, the Company owed vendors $1,000 and $500, respectively.

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

December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

C&C Tours, Inc.

Salt Lake City, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheets of C&C Tours, Inc. (the Company) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Pinnacle Accountancy Group of Utah

Farmington, Utah

March 15, 2022

C & C TOURS, INC.

Balance Sheets

	DEC 31, 2021	DEC 31, 2020
ASSETS
CURRENT ASSETS
Cash	$324	$2,074
Total current assets	324	2,074

TOTAL ASSETS	$324	$2,074

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,000	$6,500
Notes payable	195,490	183,940
Accrued interest	86,198	71,217
Total current liabilities	288,688	261,657
TOTAL LIABILITIES	288,688	261,657

STOCKHOLDERS' DEFICIT
Common stock, 20,000,000 shares authorized at $.001 par value, 2,937,000 shares issued and outstanding	2,937	2,937
Additional paid-in capital	34,970	34,970
Accumulated deficit	(326,271)	(297,490)
Total stockholders' deficit	(288,364)	(259,583)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$324	$2,074

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2021	FOR THE YEAR ENDED DEC 31, 2020
Revenues	$—	$—

Operating Expenses
General and administrative	13,800	13,600
Total expenses	13,800	13,600

Loss from operations	(13,800)	(13,600)

Other income (expense)
Interest expense	(14,981)	(13,631)
Total other income (expense)	(14,981)	(13,631)

Loss before income taxes	(28,781)	(27,231)

Income tax expense	—	—

Net loss	$(28,781)	$(27,231)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average shares outstanding	2,937,000	2,937,000

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.

Statements of Stockholders’ Deficit

For the Years Ended December 31, 2021 and 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2019	2,937,000	$2,937	$34,970	$(270,259)	$(232,352)
Net loss for the year ended December 31, 2020	—	—	—	(27,231)	(27,231)
Balance December 31, 2020	2,937,000	$2,937	$34,970	$(297,490)	$(259,583)
Net loss for the year ended December 31, 2021	—	—	—	(28,781)	(28,781)
Balance December 31, 2021	2,937,000	$2,937	$34,970	$(326,271)	$(288,364)

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2021	FOR THE YEAR ENDED DEC 31, 2020
Cash Flows from Operating Activities
Net loss	$(28,781)	$(27,231)
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	6,500	2,300
Increase in accrued interest	14,981	13,631
Net cash used by operating activities	(7,300)	(11,300)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	5,550	13,000
Net cash provided by financing activities	5,550	13,000

Net Increase (Decrease) in Cash	(1,750)	1,700

Cash at Beginning of Period	2,074	374

Cash at End of Period	$324	$2,074

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Conversion of accounts payable to notes payable	$6,000	$6,000

The accompanying notes are an integral part of these financial statements

C&C Tours, Inc.

Notes to the Financial Statements

December 31, 2021 and December 31, 2020

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

The Company was organized under the laws of the State of Nevada on February 22, 1989. The Company was organized as a charter bus business specializing in Nevada tours. In 1991, after about 28 months of unsuccessful charter bus business, the operations were discontinued. On June 12, 2012, the Company filed Articles of Continuance in the State of Wyoming effecting a change in domicile from Nevada to Wyoming. The Company is actively seeking potential business opportunities or potential mergers with existing operating companies.

Significant Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements are as follows:

a. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (US GAAP). The Company has elected a December 31 year-end.

b. Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

c. Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

d. Basic and Fully Diluted Income (Loss) Per Share

In accordance with ASC 260, Earnings Per Share, the computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the financial statements.

The computation of fully diluted loss per share of common stock is based on the weighted average number of common shares outstanding during the period of the financial statements, plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible debt or preferred stock, unless anti-dilutive. As of December 31, 2021 and 2020, all common stock activity has been included and there were no potentially-dilutive items outstanding.

Following is a reconciliation of the loss per share for the years ended December 31, 2021 and 2020, respectively:

	For the Years Ended December 31,
	2021	2020
Net (loss) available to common shareholders	$(28,781)	$(27,231)

Weighted average shares	2,937,000	2,937,000

Basic and fully diluted loss per share (based on weighted average shares)	$(0.01)	$(0.01)

e. Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash. Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.The Company does not maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The Company had $0 of cash balances in excess of federally insured limits at December 31, 2021 and 2020.

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $28,781 and $27,231 during the years ended December 31, 2021 and 2020, respectively. This factor, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards. A valuation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry forwards of $326,271 and $297,490 as of December 31, 2021 and 2020, respectively, which may be offset against future taxable income through 2037. No tax benefit has been reported in the financial statements.

Deferred tax assets and the valuation account are as follows:

	For the Years Ended December 31,
	2021	2020
Net operating loss carryforward (at 21%)	$68,517	$62,473
Valuation allowance	(68,517)	(62,473)
Deferred tax asset	$—	$—

A reconciliation of amount obtained by applying the Federal tax rate of 21% to pre-tax income to income tax benefit is as follows:

	For the Years Ended December 31,
	2021	2020
Federal tax benefit (at 21%)	$6,044	$5,719
Change in valuation allowance	(6,044)	(5,719)
Effect of rate change on Deferred Tax Asset	$—	$—

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2021, and 2020, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2021, 2020, 2019, and 2018.

NOTE 4 – COMMON STOCK TRANSACTIONS

There were no stock issuances in 2021 or 2020.

NOTE 5 – NOTES PAYABLE

Notes payable were $195,490 and $183,940 at December 31, 2021 and 2020, respectively. Accrued interest related to these notes payable totaled $86,198 and $71,217 as of December 31, 2021 and 2020, respectively. Interest expense for the years ended December 31, 2021 and 2020 totaled $14,981 and $13,631, respectively. During the years ended December 31, 2021 and 2020, the Company borrowed $5,550 and $13,000, respectively, from third parties and converted $6,000 and $6,000, respectively, of accounts payable into notes payable. Notes payable consists of legal and accounting fees and out-of-pocket costs incurred through third parties. These payables are non-collateralized, bear interest at 8%, and are due on demand. As such, these loans are classified as current on the Company’s Balance Sheet. No payments on principal or interest have been made to date.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company has not entered into or been engaged in any commitments or contingencies for the fiscal years ended December 31, 2021 and 2020. As such, no liability has been recorded on the financial statements for any contingent liability or commitment.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events pursuant to ASC No. 855 and determined there are not any material subsequent events occurring after the date of the balance sheet through the date these financial statements were issued requiring disclosure to the accompanying financial statements.

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

For the year ended December 31, 2021, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Term of Director
Brett D. Taylor	60	Director, President	April 2012 until next annual meeting
J. William Peters	70	Director, Secretary/Treasurer	April 2012 until next annual meeting

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

J. William Peters: Mr. Peters was appointed as our Director and Secretary/Treasurer on April 10, 2012. Mr. Peters retired in December 2012 from his employment as an office manager where he worked in a property management company. During the past ten years Mr. Peters has served as a director and executive officer of Cancer Capital Corp., a company that has a class of securities registered with the SEC pursuant to Section 12. Mr. Peters studied business administration at Long Beach Community College and California Polytechnic State University in San Luis Obispo, California.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our current principal executive officers did not receive compensation during the past fiscal years ended December 31, 2021 and 2020. None of our named executive officers received any cash or non-cash compensation during the past two years, nor did any executive officers have outstanding equity awards at year end. We currently have no employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following table sets forth the beneficial ownership of our outstanding common stock by our management. We are not aware of any person or group that beneficially owns more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act, and generally includes voting or investment power with respect to the securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 2,937,000 shares of common stock outstanding as of March 22, 2022.

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

	Pinnacle Accountancy Group of Utah
	2021	2020
Audit fees	$6,500	$8,900
Audit-related fees	—	—
Tax fees	—	—
All other fees	$—	$—

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

Date: March 22, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Brett D. Taylor

Brett D. Taylor

Principal Executive Officer

Principal Financial and Accounting Officer

Director and President

Date: March 22, 2022

By: /s/ J. William Peters

J. William Peters

Director and Secretary/Treasurer

Date: March 22, 2022

