Form 10-Q
period 2022-06-30
C & C TOURS, INC.
filed 2022-08-12
CIK 1430319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares outstanding of the registrant’s common stock as of August 12, 2022 was 2,937,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

C & C TOURS, INC.

Condensed Financial Statements

June 30, 2022

(Unaudited)

C & C TOURS, INC.

Condensed Balance Sheets

(Unaudited)

	JUNE 30, 2022	DEC 31, 2021
ASSETS
CURRENT ASSETS
Cash	$224	$324
Total current assets	224	$324

TOTAL ASSETS	$224	$324

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$10,350	$7,000
Notes payable	200,490	195,490
Accrued interest	94,145	86,198
Total current liabilities	304,985	288,688

TOTAL LIABILITIES	304,985	288,688

STOCKHOLDERS' DEFICIT
Common stock, 20,000,000 shares authorized at $.001 par value, 2,937,000 shares issued and outstanding	2,937	2,937
Additional paid-in capital	34,970	34,970
Accumulated deficit	(342,668)	(326,271)
Total stockholders' deficit	(304,761)	(288,364)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$224	$324

The accompanying notes are an integral part of these unaudited condensed financial statements.

C & C TOURS, INC.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2022	FOR THE THREE MONTHS ENDED JUNE 30, 2021	FOR THE SIX MONTHS ENDED JUNE 30, 2022	FOR THE SIX MONTHS ENDED JUNE 30, 2021
Revenues	$—	$—	$—	$—

Operating expenses
General and administrative	2,850	2,800	8,450	8,200
Total operating expenses	2,850	2,800	8,450	8,200

Loss from operations	(2,850)	(2,800)	(8,450)	(8,200)

Other income (expense)
Interest expense	(4,007)	(3,731)	(7,947)	(7,407)
Total other income (expense)	(4,007)	(3,731)	(7,947)	(7,407)

Loss before income taxes	(6,857)	(6,531)	(16,397)	(15,607)

Income tax expense	—	—	—	—

Net loss	$(6,857)	$(6,531)	$(16,397)	$(15,607)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average shares outstanding	2,937,000	2,937,000	2,937,000	2,937,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

C & C TOURS, INC.

Condensed Statements of Stockholders’ Deficit

For the three and six months ended June 30, 2022 and 2021

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2020	2,937,000	$2,937	$34,970	$(297,490)	$(259,583)
Net loss for the three months ended March 31, 2021	—	—	—	(9,076)	(9,076)
Balance March 31, 2021	2,937,000	$2,937	$34,970	$(306,566)	$(268,659)
Net loss for the three months ended June 30, 2021	—	—	—	(6,531)	(6,531)
Balance June 30, 2021	2,937,000	$2,937	$34,970	$(313,097)	$(275,190)

Balance December 31, 2021	2,937,000	$2,937	$34,970	$(326,271)	$(288,364)
Net loss for the three months ended March 31, 2022	—	—	—	(9,540)	(9,540)
Balance March 31, 2022	2,937,000	$2,937	$34,970	$(335,811)	$(297,904)
Net loss for the three months ended June 30, 2022	—	—	—	(6,857)	(6,857)
Balance June 30, 2022	2,937,000	$2,937	$34,970	$(342,668)	$(304,761)

The accompanying notes are an integral part of these unaudited condensed financial statements.

C & C TOURS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2022	FOR THE SIX MONTHS ENDED JUNE 30, 2021
Cash Flows from Operating Activities
Net loss	$(16,397)	$(15,607)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable	3,350	2,000
Increase in accrued interest	7,947	7,407

Net cash used by operating activities	(5,100)	(6,200)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	5,000	5,550
Net cash provided by financing activities	5,000	5,550

Net Decrease in Cash	(100)	(650)

Cash at Beginning of Period	324	2,074

Cash at End of Period	$224	$1,424

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

C&C Tours, Inc.

Notes to the Condensed Financial Statements

June 30, 2022

(Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2022 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2021 audited financial statements as reported in its Form 10K. The results of operations for the six-month period ended June 30, 2022 are not necessarily indicative of the operating results for the full year ended December 31, 2022.

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

NOTE 3 – NOTES PAYABLE

As of June 30, 2022 and December 31, 2021 notes payable were $200,490 and $195,490, respectively. The Company received $5,000 and $5,550 in note payable proceeds during the six months ended June 30, 2022 and 2021, respectively. These loans are due on demand and bear interest at the rate of 8%. Interest expense on the loans for the six months ended June 30, 2022 and 2021 were $7,947 and $7,407, respectively, resulting in accrued interest of $94,145 and $86,198 at June 30, 2022 and December 31, 2021, respectively.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have relied primarily upon other parties to provide loans and pay for operating expenses. At June 30, 2022 we had cash of $224 compared to $324 at December 31, 2021. Our total liabilities increased to $304,985 at June 30, 2022 compared to $288,688 at December 31, 2021. The increase in liabilities primarily represents advances and services provided by third parties and accrued interest.

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

Results of Operations

We did not record revenues in either 2022 or 2021. General and administrative expense for the six months ended June 30, 2022 (“2022 six-month period”) was $8,450 compared to $8,200 the six months ended June 30, 2021 (“2021 six-month period”). General and administrative expense for the three months ended June 30, 2022 (“2022 second quarter”) was $2,850 compared to $2,800 for the three months ended June 30, 2021 (“2021 second quarter”)

Total other expense increased to $7,947 for the 2022 six-month period compared to $7,407 for the 2021 six-month period. Total other expense increased to $4,007 for the 2022 second quarter compared to $3,731 for the 2021 second quarter. Total other expense represents interest expense related to notes payable.

Our net loss increased to $16,397 for the 2022 six-month period compared to $15,607 for the 2021 six-month period. Our net loss increased to $6,857 for the 2022 second quarter compared to $6,531 for the 2021 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At June 30, 2022 we reported notes payable totaling $200,490 representing services received, as well as cash advances received from third parties. All of the notes payable are uncollateralized, carry interest at 8% and are due on demand. Accrued interest related to these notes payable totaled $94,145 at June 30, 2022. No payments on principal or interest have been made to date.

A third-party consultant has provided professional services, paid for legal, accounting and administrative services on our behalf and/or provided advances to cover our operating costs. These accumulated services total $10,350 as of June 30, 2022, are not formally documented, have no repayment terms and thus we have recognized them as accounts payable.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: August 12, 2022	C & C TOURS, INC. By: /s/ Brett D. Taylor Brett D. Taylor President and Director Principal Financial Officer

