Form 10-K
period 2022-12-31
C & C TOURS, INC.
filed 2023-03-29
CIK 1430319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The registrant did not have an active trading market for its common stock as of the last business day of its most recently completed second fiscal quarter; therefore, an aggregate market value of shares of voting and non-voting common equity held by non-affiliates cannot be determined.

The number of shares outstanding of the registrant’s common stock as of March 29, 2023 was 2,937,000.

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

Our business plan is to seek, investigate, and, if warranted, acquire an interest in a business opportunity. Our acquisition of a business opportunity may be made by an asset acquisition, merger, exchange of stock, or otherwise. We have very limited sources of capital, and we probably will only be able to take advantage of one business opportunity.

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

Holders

We have 95 stockholders of record holding 2,937,000 shares of our common stock as of March 29, 2023.

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

At December 31, 2022, we had cash of $324 compared to $324 at December 31, 2021. Our total liabilities increased to $318,797 for 2022 compared to $288,688 for 2021. The increase in liabilities primarily represents proceeds from loans, advances and services provided by third parties and accrued interest on previous loans.

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

Results of Operations

We had no revenues during 2022 and 2021. General and administrative expense was $14,000 for 2022 compared to $13,800 for 2021.

Total other expense increased to $16,109 for 2022 compared to $14,981 for 2021 and represents interest expense on loans payable.

Our net loss increased to $30,109 for 2022 compared to $28,781 for 2021. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At December 31, 2022 and 2021, we reported notes payable totaling $210,490 and $195,490, respectively, representing services received, as well as cash advances received from third parties. Accrued interest related to these loans payable totaled $102,307 and $86,198 as of December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, the Company borrowed $9,000 and $5,550, respectively, and converted $6,000 and $6,000, respectively, of accounts payable into notes payable. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. No payments on principal or interest have been made to date.

A third-party consultant has provided professional services, paid for legal, accounting and administrative services on our behalf and/or provided advances to cover our operating costs. These accumulated services totaled $6,000 as of December 31, 2022 and $6,000 at December 31, 2021, and are not formally documented, have no repayment terms and, thus, we have recognized them as accounts payable.

As of December 31, 2022 and 2021, the Company owed vendors $0 and $1,000, respectively.

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

December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

C&C Tours, Inc.

Salt Lake City, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheets of C&C Tours, Inc.(the Company) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Pinnacle Accountancy Group of Utah

Farmington, Utah

March 24, 2023

C & C TOURS, INC.

Balance Sheets

	DEC 31, 2022	DEC 31, 2021
ASSETS
CURRENT ASSETS
Cash	$324	$324
Total current assets	324	324

TOTAL ASSETS	$324	$324

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,000	$7,000
Notes payable	210,490	195,490
Accrued interest	102,307	86,198
Total current liabilities	318,797	288,688
TOTAL LIABILITIES	318,797	288,688

STOCKHOLDERS' DEFICIT
Common stock, 20,000,000 shares authorized at $.001 par value, 2,937,000 shares issued and outstanding	2,937	2,937
Additional paid-in capital	34,970	34,970
Accumulated deficit	(356,380)	(326,271)
Total stockholders' deficit	(318,473)	(288,364)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$324	$324

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2022	FOR THE YEAR ENDED DEC 31, 2021
Revenues	$—	$—

Operating Expenses
General and administrative	14,000	13,800
Total expenses	14,000	13,800

Loss from operations	(14,000)	(13,800)

Other income (expense)
Interest expense	(16,109)	(14,981)
Total other income (expense)	(16,109)	(14,981)

Loss before income taxes	(30,109)	(28,781)

Income tax expense	—	—

Net loss	$(30,109)	$(28,781)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average shares outstanding	2,937,000	2,937,000

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.

Statements of Stockholders’ Deficit

For the Years Ended December 31, 2022 and 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2020	2,937,000	$2,937	$34,970	$(297,490)	$(259,583)
Net loss for the year ended December 31, 2021	—	—	—	(28,781)	(28,781)
Balance December 31, 2021	2,937,000	$2,937	$34,970	$(326,271)	$(288,364)
Net loss for the year ended December 31, 2022	—	—	—	(30,109)	(30,109)
Balance December 31, 2022	2,937,000	$2,937	$34,970	$(356,380)	$(318,473)

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2022	FOR THE YEAR ENDED DEC 31, 2021
Cash Flows from Operating Activities
Net loss	$(30,109)	$(28,781)
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	5,000	6,500
Increase in accrued interest	16,109	14,981
Net cash used by operating activities	(9,000)	(7,300)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	9,000	5,550
Net cash provided by financing activities	9,000	5,550

Net Decrease in Cash	—	(1,750)

Cash at Beginning of Period	324	2,074

Cash at End of Period	$324	$324

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Conversion of accounts payable to notes payable	$6,000	$6,000

The accompanying notes are an integral part of these financial statements

C&C Tours, Inc.

Notes to the Financial Statements

December 31, 2022 and 2021

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

Significant Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements are as follows:

a. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the Unites States of America (US GAAP). The Company has elected a December 31 year-end.

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

The computations of basic and fully diluted loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the financial statements, plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible debentures. As of December 31, 2022 and 2021, all common stock activity has been included and there were no items considered to be anti-dilutive.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Following is a reconciliation of the loss per share for the years ended December 31, 2022 and 2021, respectively:

	For the Years Ended December 31,
	2022	2021
Net (loss) available to common shareholders	$(30,109)	$(28,781)

Weighted average shares	2,937,000	2,937,000

Basic and fully diluted loss per share (based on weighted average shares)	$(0.01)	$(0.01)

e. Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash. Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.The Company does not maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The Company had $0 of cash balances in excess of federally insured limits at December 31, 2022 and 2021.

f. Fair Value of Financial Instruments

If required by authoritative literature, the Company would account for certain assets and liabilities at fair value.

The cash, accounts payable, notes payable and accrued interest have fair values that approximate their carrying values due to the short-term nature of these instruments.

g. Recent Accounting Pronouncements

The Company has evaluated Recent Accounting Pronouncements and has determined that all such pronouncements either do not apply or their impact is insignificant to the financial statements.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $30,109 and $28,781 during the years ended December 31, 2022 and 2021, respectively. This factor, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 - INCOME TAXES

The Company follows ASC 740, “Income Taxes,” which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

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

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards. A valuation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry forwards of $356,380 and $326,271 as of December 31, 2022 and 2021, respectively, which may be offset against future taxable income through 2037. No tax benefit has been reported in the financial statements.

Deferred tax assets and the valuation account are as follows:

	For the Years Ended December 31,
	2022	2021
Net operating loss carryforward (at 21%)	$74,840	$68,517
Valuation allowance	(74,840)	(68,517)
Deferred tax asset	$—	$—

A reconciliation of amount obtained by applying the Federal tax rate of 21% to pre-tax income to income tax benefit is as follows:

	For the Years Ended December 31,
	2022	2021
Federal tax benefit (at 21%)	$6,323	$6,044
Change in valuation allowance	(6,323)	(6,044)
Deferred Tax Asset	$—	$—

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2022, 2021, 2020 and 2019.

NOTE 4 – COMMON STOCK TRANSACTIONS

There were no stock issuances in 2022 or 2021.

NOTE 5 – NOTES PAYABLE

Notes payable were $210,490 and $195,490 at December 31, 2022 and 2021, respectively. Accrued interest related to these notes payable totaled $102,307 and $86,198 as of December 31, 2022 and 2021, respectively. Interest expense for the years ended December 31, 2022 and 2021 totaled $16,109 and $14,981, respectively. During the years ended December 31, 2022 and 2021, the Company borrowed $9,000 and $5,550, respectively, from third parties and converted $6,000 and $6,000, respectively, of accounts payable into notes payable. Notes payable consists of legal and accounting fees and out-of-pocket costs incurred through third parties. These payables are non-collateralized, bear interest at 8%, and are due on demand. As such, these loans are classified as current on the Company’s Balance Sheet. No payments on principal or interest have been made to date.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company has not entered into or been engaged in any commitments or contingencies for the fiscal years ended December 31, 2022 and 2021. As such, no liability has been recorded on the financial statements for any contingent liability or commitment. The Company has read and addressed SAB Topic 5T and believes all contributed services provided have been accounted for.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events pursuant to ASC 855, “Subsequent Events,” and determined there are not any material subsequent events occurring after the date of the balance sheet through the date these financial statements were issued requiring disclosure in the accompanying financial statements.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible to establish and maintain adequate internal control over financial reporting. Our principal executive officer is responsible to design or supervise a process to be established by our board of directors that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The policies and procedures include:

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

For the year ended December 31, 2022, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Term of Director
Brett D. Taylor	61	Director, President	April 2012 until next annual meeting
J. William Peters	71	Director, Secretary/Treasurer	April 2012 until next annual meeting

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our current principal executive officers did not receive compensation during the past fiscal years ended December 31, 2022 and 2021. None of our named executive officers received any cash or non-cash compensation during the past two years, nor did any executive officers have outstanding equity awards at year end. We currently have no employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following table sets forth the beneficial ownership of our outstanding common stock by our management. We are not aware of any person or group that beneficially owns more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act, and generally includes voting or investment power with respect to the securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 2,937,000 shares of common stock outstanding as of March 29, 2023.

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

	Pinnacle Accountancy Group of Utah
	2022	2021
Audit fees	$6,700	$6,500
Audit-related fees	—	—
Tax fees	—	—
All other fees	$—	$—

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

Date: March 29, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/Brett D. Taylor

Brett D. Taylor

Principal Executive Officer

Principal Financial and Accounting Officer

Director and President

Date: March 29, 2023

By:  /s/ J. William Peters

J. William Peters

Director and Secretary/Treasurer

Date: March 29, 2023

