Form 10-Q
period 2023-06-30
C & C TOURS, INC.
filed 2023-08-03
CIK 1430319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares outstanding of the registrant’s common stock as of August 3, 2023 was 2,937,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

C & C TOURS, INC.

Condensed Financial Statements

June 30, 2023

(Unaudited)

C & C TOURS, INC.

Condensed Balance Sheets

(Unaudited)

	JUNE 30, 2023	DEC 31, 2022
ASSETS
CURRENT ASSETS
Cash	$3,625	$324
Total current assets	3,625	324

TOTAL ASSETS	$3,625	$324

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$9,000	$6,000
Notes payable	219,390	210,490
Accrued interest	110,860	102,307
Total current liabilities	339,250	318,797
TOTAL LIABILITIES	339,250	318,797

STOCKHOLDERS' DEFICIT
Common stock, 20,000,000 shares authorized at $.001 par value, 2,937,000 shares issued and outstanding	2,937	2,937
Additional paid-in capital	34,970	34,970
Accumulated deficit	(373,532)	(356,380)
Total stockholders' deficit	(335,625)	(318,473)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,625	$324

The accompanying notes are an integral part of these unaudited condensed financial statements.

C & C TOURS, INC.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2023	FOR THE THREE MONTHS ENDED JUNE 30, 2022	FOR THE SIX MONTHS ENDED JUNE 30, 2023	FOR THE SIX MONTHS ENDED JUNE 30, 2022
Revenues	$—	$—	$—	$—

Operating expenses
General and administrative	2,900	2,850	8,600	8,450
Total operating expenses	2,900	2,850	8,600	8,450

Loss from operations	(2,900)	(2,850)	(8,600)	(8,450)

Other income (expense)
Interest expense	(4,385)	(4,007)	(8,552)	(7,947)
Total other income (expense)	(4,385)	(4,007)	(8,552)	(7,947)

Loss before income taxes	(7,285)	(6,857)	(17,152)	(16,397)

Income tax expense	—	—	—	—

Net loss	$(7,285)	$(6,857)	$(17,152)	$(16,397)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average shares outstanding	2,937,000	2,937,000	2,937,000	2,937,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

C & C TOURS, INC.

Condensed Statements of Stockholders’ Deficit

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2021	2,937,000	$2,937	$34,970	$(326,271)	$(288,364)
Net loss for the three months ended March 31, 2022	—	—	—	(9,540)	(9,540)
Balance March 31, 2022	2,937,000	$2,937	$34,970	$(335,811)	$(297,904)
Net loss for the three months ended June 30, 2022	—	—	—	(6,857)	(6,857)
Balance June 30, 2022	2,937,000	$2,937	$34,970	$(342,668)	$(304,761)

Balance December 31, 2022	2,937,000	$2,937	$34,970	$(356,380)	$(318,473)
Net loss for the three months ended March 31, 2023	—	—	—	(9,867)	(9,867)
Balance March 31, 2023	2,937,000	$2,937	$34,970	$(366,247)	$(328,340)
Net loss for the three months ended June 30, 2023	—	—	—	(7,285)	(7,285)
Balance June 30, 2023	2,937,000	$2,937	$34,970	$(373,532)	$(335,625)

The accompanying notes are an integral part of these unaudited condensed financial statements.

C & C TOURS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2023	FOR THE SIX MONTHS ENDED JUNE 30, 2022
Cash Flows from Operating Activities
Net loss	$(17,152)	$(16,397)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable	3,000	3,350
Increase in accrued interest	8,553	7,947

Net cash used by operating activities	(5,599)	(5,100)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	8,900	5,000
Net cash provided by financing activities	8,900	5,000

Net Increase (decrease) in Cash	3,301	(100)

Cash at Beginning of Period	324	324

Cash at End of Period	$3,625	$224

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

C&C Tours, Inc.

Notes to the Condensed Financial Statements

June 30, 2023

(Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2023 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2022 audited financial statements as reported in its Form 10K. The results of operations for the six-month period ended June 30, 2023 are not necessarily indicative of the operating results for the full year ended December 31, 2023.

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

NOTE 3 – NOTES PAYABLE

As of June 30, 2023 and December 31, 2022 notes payable were $219,390 and $210,490, respectively. The Company received $8,900 and $5,000 in note payable proceeds during the six months ended June 30, 2023 and 2022, respectively. These loans are due on demand and bear interest at the rate of 8%. Interest expense on the loans for the six months ended June 30, 2023 and 2022 were $8,552 and $7,947, respectively, resulting in accrued interest of $110,860 and $102,307 at June 30, 2023 and December 31, 2022, respectively.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have relied primarily upon other parties to provide loans and pay for operating expenses. At June 30, 2023 we had cash of $3,625 compared to $324 at December 31, 2022. Our total liabilities increased to $339,250 at June 30, 2023 compared to $318,797 at December 31, 2022. The increase in liabilities primarily represents advances and services provided by third parties and accrued interest.

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

Results of Operations

We did not record revenues in either 2023 or 2022. General and administrative expense for the six months ended June 30, 2023 (“2023 six-month period”) was $8,600 compared to $8,450 the six months ended June 30, 2022 (“2022 six-month period”). General and administrative expense for the three months ended June 30, 2023 (“2023 second quarter”) was $2,900 compared to $2,850 for the three months ended June 30, 2022 (“2022 second quarter”)

Total other expense increased to $8,552 for the 2023 six-month period compared to $7,947 for the 2022 six-month period. Total other expense increased to $4,385 for the 2023 second quarter compared to $4,007 for the 2022 second quarter. Total other expense represents interest expense related to notes payable.

Our net loss increased to $17,152 for the 2023 six-month period compared to $16,397 for the 2022 six-month period. Our net loss increased to $7,285 for the 2023 second quarter compared to $6,857 for the 2022 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At June 30, 2023 we reported notes payable totaling $219,390 representing services received, as well as cash advances received from third parties. All of the notes payable are uncollateralized, carry interest at 8% and are due on demand. Accrued interest related to these notes payable totaled $110,860 at June 30, 2023. No payments on principal or interest have been made to date.

A third-party consultant has provided professional services, paid for legal, accounting and administrative services on our behalf and/or provided advances to cover our operating costs. These accumulated services total $9,000 as of June 30, 2023, are not formally documented, have no repayment terms and thus we have recognized them as accounts payable.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: August 3, 2023	C & C TOURS, INC. By: /s/ Brett D. Taylor Brett D. Taylor President and Director Principal Financial Officer

