Form 10-Q
period 2023-09-30
C & C TOURS, INC.
filed 2023-11-02
CIK 1430319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares outstanding of the registrant’s common stock as of November 2, 2023 was 2,937,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

C & C TOURS, INC.

Condensed Financial Statements

September 30, 2023

(Unaudited)

C & C TOURS, INC.

Condensed Balance Sheets

(Unaudited)

	SEPT 30, 2023	DEC 31, 2022
ASSETS
CURRENT ASSETS
Cash	$9,625	$324
Total current assets	9,625	324

TOTAL ASSETS	$9,625	$324

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$10,500	$6,000
Notes payable	226,790	210,490
Accrued interest	115,202	102,307
Total current liabilities	352,492	318,797
TOTAL LIABILITIES	352,492	318,797

STOCKHOLDERS' DEFICIT
Common stock, 20,000,000 shares authorized at $.001 par value, 2,937,000 shares issued and outstanding	2,937	2,937
Additional paid-in capital	34,970	34,970
Accumulated deficit	(380,774)	(356,380)
Total stockholders' deficit	(342,867)	(318,473)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,625	$324

The accompanying notes are an integral part of these unaudited condensed financial statements.

C & C TOURS, INC.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2023	FOR THE THREE MONTHS ENDED SEPT 30, 2022	FOR THE NINE MONTHS ENDED SEPT 30, 2023	FOR THE NINE MONTHS ENDED SEPT 30, 2022
Revenues	$—	$—	$—	$—

Operating expenses
General and administrative	2,900	2,750	11,500	11,200
Total operating expenses	2,900	2,750	11,500	11,200

Loss from operations	(2,900)	(2,750)	(11,500)	(11,200)

Other income (expense)
Interest expense	(4,342)	(4,075)	(12,894)	(12,022)
Total other income (expense)	(4,342)	(4,075)	(12,894)	(12,022)

Loss before income taxes	(7,242)	(6,825)	(24,394)	(23,222)

Income tax expense	—	—	—	—

Net loss	$(7,242)	$(6,825)	$(24,394)	$(23,222)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average shares outstanding	2,937,000	2,937,000	2,937,000	2,937,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

C & C TOURS, INC.

Condensed Statements of Stockholders’ Deficit

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2021	2,937,000	$2,937	$34,970	$(326,271)	$(288,364)
Net loss for the three months ended March 31, 2022	—	—	—	(9,540)	(9,540)
Balance March 31, 2022	2,937,000	$2,937	$34,970	$(335,811)	$(297,904)
Net loss for the three months ended June 30, 2022	—	—	—	(6,857)	(6,857)
Balance June 30, 2022	2,937,000	$2,937	$34,970	$(342,668)	$(304,761)
Net loss for the three months ended Sept 30, 2022	—	—	—	(6,825)	(6,825)
Balance September 30, 2022	2,937,000	$2,937	$34,970	$(349,493)	$(311,586)

Balance December 31, 2022	2,937,000	$2,937	$34,970	$(356,380)	$(318,473)
Net loss for the three months ended March 31, 2023	—	—	—	(9,867)	(9,867)
Balance March 31, 2023	2,937,000	$2,937	$34,970	$(366,247)	$(328,340)
Net loss for the three months ended June 30, 2023	—	—	—	(7,285)	(7,285)
Balance June 30, 2023	2,937,000	$2,937	$34,970	$(373,532)	$(335,625)
Net loss for the three months ended Sept 30, 2023	—	—	—	(7,242)	(7,242)
Balance Sept 30, 2023	2,937,000	$2,937	$34,970	$(380,774)	$(342,867)

The accompanying notes are an integral part of these unaudited condensed financial statements.

C & C TOURS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2023	FOR THE NINE MONTHS ENDED SEPT 30, 2022
Cash Flows from Operating Activities
Net loss	$(24,394)	$(23,222)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable	4,501	3,500
Increase in accrued interest	12,894	12,022

Net cash used by operating activities	(6,999)	(7,700)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	16,300	9,000
Net cash provided by financing activities	16,300	9,000

Net Increase (decrease) in Cash	9,301	(1,300)

Cash at Beginning of Period	324	324

Cash at End of Period	$9,625	$1,624

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

C&C Tours, Inc.

Notes to the Condensed Financial Statements

September 30, 2023

(Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2023 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2022 audited financial statements as reported in its Form 10K. The results of operations for the nine-month period ended September 30, 2023 are not necessarily indicative of the operating results for the full year ended December 31, 2023.

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

NOTE 3 – NOTES PAYABLE

As of September 30, 2023 and December 31, 2022 notes payable were $226,790 and $210,490, respectively. The Company received $16,300 and $9,000 in note payable proceeds during the nine months ended September 30, 2023 and 2022, respectively. These loans are due on demand and bear interest at the rate of 8%. Interest expense on the loans for the nine months ended September 30, 2023 and 2022 were $12,894 and $12,022, respectively, resulting in accrued interest of $115,202 and $102,307 at September 30, 2023 and December 31, 2022, respectively.

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

We anticipate that the Company will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us because it will not permit us to offset potential losses from one venture against gains from another.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have relied primarily upon other parties to provide loans and pay for operating expenses. At September 30, 2023 we had cash of $9,625 compared to $324 at December 31, 2022. Our total liabilities increased to $352,492 at September 30, 2023 compared to $318,797 at December 31, 2022. The increase in liabilities primarily represents advances and services provided by third parties and accrued interest.

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

Results of Operations

We did not record revenues in either 2023 or 2022. General and administrative expense for the nine months ended September 30, 2023 (“2023 nine-month period”) was $11,500 compared to $11,200 for the nine months ended September 30, 2022 (“2022 nine-month period”). General and administrative expense for the three months ended September 30, 2023 (“2023 third quarter”) was $2,900 compared to $2,750 for the three months ended September 30, 2022 (“2022 third quarter”)

Total other expense increased to $12,894 for the 2023 nine-month period compared to $12,022 for the 2022 nine-month period. Total other expense increased to $4,342 for the 2023 third quarter compared to $4,075 for the 2022 third quarter. Total other expense represents interest expense related to notes payable.

Our net loss increased to $24,394 for the 2023 nine-month period compared to $23,222 for the 2022 nine-month period. Our net loss increased to $7,242 for the 2023 third quarter compared to $6,825 for the 2022 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At September 30, 2023 we reported notes payable totaling $226,790 representing services received, as well as cash advances received from third parties. All of the notes payable are uncollateralized, carry interest at 8% and are due on demand. Accrued interest related to these notes payable totaled $115,202 at September 30, 2023. No payments on principal or interest have been made to date.

A third-party consultant has provided professional services, paid for legal, accounting and administrative services on our behalf and/or provided advances to cover our operating costs. These accumulated services total $10,500 as of September 30, 2023, are not formally documented, have no repayment terms and thus we have recognized them as accounts payable.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 2, 2023	C & C TOURS, INC. By: /s/ Brett D. Taylor Brett D. Taylor President and Director Principal Financial Officer

