Form 10-K
period 2023-12-31
C & C TOURS, INC.
filed 2024-04-15
CIK 1430319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period ___ to ___

Commission file number: 000-54847

C & C TOURS, INC.

(Exact name of registrant as specified in its charter)

Wyoming (State or other jurisdiction of incorporation or organization)	87-0463118 (I.R.S. Employer Identification No.)
440 East 400 South Ste 300, Salt Lake City, Utah (Address of principal executive offices)	84111 (Zip code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The registrant did not have an active trading market for its Common Stock as of the last business day of its most recently completed second fiscal quarter; therefore, an aggregate market value of shares of voting and non-voting common equity held by non-affiliates cannot be determined.

The number of shares outstanding of the registrant’s Common Stock as of March 31, 2024 was 2,937,000.

Documents incorporated by reference: None

TABLE OF CONTENTS

PART I

Item 1.	Business	4
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	8
Item 1C.	Cybersecurity	8
Item 2.	Properties	8
Item 3.	Legal Proceedings	8
Item 4.	Mine Safety Disclosure	8

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	26
	Signatures	27

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

In evaluating a prospective business combination, management will conduct as extensive a due diligence review of potential targets as possible; however, none of our management are professional business analysts. (See “Item 10. Directors, Executive Officers and Corporate Governance,” below.) Our executive officers have limited experience with mergers and acquisitions of business opportunities, and they have not been involved with an initial public offering. Potential investors must recognize that due to our management’s inexperience with business combinations we may not adequately evaluate a potential business opportunity.

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

In addition, certain conflicts of interest exist or may develop between C & C Tours and our officers and Directors. Our management has other business interests to which they currently devote attention, which include their primary employment and management of other public companies. (See Item 10, below.) They may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. In the process of negotiations for an acquisition or merger our management may be influenced towards a business opportunity that may provide them with some personal pecuniary benefit. If we determine in the future that a transaction with an affiliate would be in our best interest, we are permitted by Wyoming law to enter into such a transaction if certain conflicts of interest standards are satisfied.

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

Our Common Stock is not publicly traded at this time, and we cannot assure that a market will develop or that a stockholder ever will be able to liquidate an investment without considerable delay, if at all. The liquidity of penny stock is affected by specific disclosure procedures required by rules to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. These rules may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any future market.

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

In addition, Form 8-K under SEC regulations regarding shell companies and transactions with shell companies requires the filing within four business days of the closing of any transaction of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 Registration Statement with the SEC, including required audited, interim and pro forma financial statements. This requirement may eliminate many of the perceived advantages of these types of transactions. These regulations also deny the use of Form S-8 for the registration of securities of a shell company and limit the use of Form S-8 to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company. This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees. In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expense costs that are normally avoided by reverse reorganizations.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, we are not required to provide the information for this Item.

Item 1C. Cybersecurity.

The Company recognizes the importance of cybersecurity and the potential risks associated with cyber incidents. As a small entity with simple operations managed solely by our Chief Executive Officer (CEO), we have not implemented formal cybersecurity policies or procedures. However, we take reasonable steps to protect our electronic data and ensure the security of our operations.

Given the size of our company and the nature of our operations, we believe the risk of significant cybersecurity incidents is minimal. Our CEO is responsible for overseeing all aspects of our business, including the management of cybersecurity risks. We utilize standard commercial software for business operations, which includes basic security features such as password protection and data encryption.

To date, we have not experienced any material cybersecurity incidents, and there has been no known unauthorized access to our systems. We will continue to monitor our cybersecurity risk profile and take appropriate actions to safeguard our data and systems.

Should any material cybersecurity incidents occur, we will assess the situation and disclose the nature, scope, and potential impact of the incident in accordance with SEC regulations.

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

Holders

We have 95 stockholders of record holding 2,937,000 shares of our Common Stock as of March 31, 2024.

Dividends

We have not declared dividends on our Common Stock and do not anticipate paying dividends on our Common Stock in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.

ITEM 6. [Reserved]

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

At December 31, 2023, we had cash of $17,225 compared to $324 at December 31, 2022. Our total liabilities increased to $368,167 for 2023, compared to $318,797 for 2022. The increase in liabilities primarily represents proceeds from loans, advances and services provided by third parties and accrued interest on previous loans.

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

Results of Operations

We had no revenues during 2023 and 2022. General and administrative expenses were $14,900 for 2023, compared to $14,000 for 2022.

Total other expense increased to $17,569 for 2023, compared to $16,109 for 2022 and represents interest expense on loans payable.

Our net loss increased to $32,469 for 2023, compared to $30,109 for 2022. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At December 31, 2023 and 2022, we reported notes payable totaling $242,290 and $210,490, respectively, representing services received, as well as cash advances received from third parties. Accrued interest related to these loans payable totaled $119,877 and $102,307 as of December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, the Company borrowed $25,800 and $9,000, respectively. We converted $6,000 and $6,000, respectively, of accounts payable into notes payable as of December 31, 2023 and 2022, respectively. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. No payments on principal or interest have been made to date.

A third-party consultant has provided professional services, paid for legal, accounting and administrative services on our behalf and/or provided advances to cover our operating costs. These accumulated services totaled $6,000 as of December 31, 2023, and $6,000 at December 31, 2022, and are not formally documented, have no repayment terms and, thus, we have recognized them as accounts payable.

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

December 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

C&C Tours, Inc.

Salt Lake City, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheet of C&C Tours, Inc.(the Company) as of December 31, 2022, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2017.

Pinnacle Accountancy Group of Utah

Farmington, Utah

March 24, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of C&C Tours, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of C&C Tours, Inc. (“the Company”) as of December 31, 2023 and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net losses. This factor, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2023. Spokane, Washington
April 10, 2024

C & C TOURS, INC.

Balance Sheets

	DEC 31, 2023	DEC 31, 2022
ASSETS
CURRENT ASSETS
Cash	$17,225	$324
Total current assets	17,225	324

TOTAL ASSETS	$17,225	$324

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,000	$6,000
Notes payable	242,290	210,490
Accrued interest	119,877	102,307
Total current liabilities	368,167	318,797
TOTAL LIABILITIES	368,167	318,797
Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Common stock, 20,000,000 shares authorized at $.001 par value, 2,937,000 shares issued and outstanding	2,937	2,937
Additional paid-in capital	34,970	34,970
Accumulated deficit	(388,849)	(356,380)
Total stockholders' deficit	(350,942)	(318,473)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$17,225	$324

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2023	FOR THE YEAR ENDED DEC 31, 2022
Revenues	$—	$—

Operating Expenses
General and administrative	14,900	14,000
Total expenses	14,900	14,000

Loss from operations	(14,900)	(14,000)

Other income (expense)
Interest expense	(17,569)	(16,109)
Total other income (expense)	(17,569)	(16,109)

Loss before income taxes	(32,469)	(30,109)

Income tax expense	—	—

Net loss	$(32,469)	$(30,109)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average shares outstanding	2,937,000	2,937,000

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.

Statements of Stockholders’ Deficit

For the Years Ended December 31, 2023 and 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2021	2,937,000	$2,937	$34,970	$(326,271)	$(288,364)
Net loss for the year ended December 31, 2022	—	—	—	(30,109)	(30,109)
Balance December 31, 2022	2,937,000	$2,937	$34,970	$(356,380)	$(318,473)
Net loss for the year ended December 31, 2023	—	—	—	(32,469)	(32,469)
Balance December 31, 2023	2,937,000	$2,937	$34,970	$(388,849)	$(350,942)

The accompanying notes are an integral part of these financial statements.

C & C TOURS, INC.

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2023	FOR THE YEAR ENDED DEC 31, 2022
Cash Flows from Operating Activities
Net loss	$(32,469)	$(30,109)
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	6,001	5,000
Increase in accrued interest	17,569	16,109
Net cash used by operating activities	(8,899)	(9,000)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	25,800	9,000
Net cash provided by financing activities	25,800	9,000

Net Increase in Cash	16,901	—

Cash at Beginning of Period	324	324

Cash at End of Period	$17,225	$324

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Conversion of accounts payable to notes payable	$6,000	$6,000

The accompanying notes are an integral part of these financial statements

C&C Tours, Inc.

Notes to the Financial Statements

December 31, 2023 and 2022

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

The computations of basic and fully diluted loss per share of Common Stock are based on the weighted average number of Common shares outstanding during the period of the financial statements, plus the Common Stock equivalents, which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible debentures. As of December 31, 2017 and 2015, all Common Stock activity has been included and there were no items considered to be anti-dilutive.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Following is a reconciliation of the loss per share for the years ended December 31, 2023 and 2022, respectively:

	For the Years Ended December 31,
	2023	2022
Net (loss) available to common shareholders	$(32,469)	$(30,109)

Weighted average shares	2,937,000	2,937,000

Basic and fully diluted loss per share (based on weighted average shares)	$(0.01)	$(0.01)

e. Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash. Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company does not maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The Company had $0 of cash balances in excess of federally insured limits at December 31, 2023 and 2022.

f. Recent Accounting Pronouncements

The Company has evaluated Recent Accounting Pronouncements and has determined that all such pronouncements either do not apply or their impact is insignificant to the financial statements.

g. Fair Value Measurements

If required by authoritative literature, the Company would account for certain assets and liabilities at fair value.

The cash, accounts payable, notes payable and accrued interest have fair values that approximate their carrying values due to the short-term nature of these instruments.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $32,469 and $30,109 during the years ended December 31, 2023 and 2022, respectively. This factor, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 - INCOME TAXES

The Company follows ASC 740-10 which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

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

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards. A valuation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry forwards of $388,849 and $356,680 as of December 31, 2023 and 2022, respectively, which may be offset against future taxable income through 2037. No tax benefit has been reported in the financial statements.

Deferred tax assets and the valuation account are as follows:

	For the Years Ended December 31,
	2023	2022
Net operating loss carryforward (at 21%)	$81,658	$74,840
Valuation allowance	(81,658)	(74,840)
Deferred tax asset	$—	$—

A reconciliation of amount obtained by applying the Federal tax rate of 21% to pre-tax income to income tax benefit is as follows:

	For the Years Ended December 31,
	2023	2022
Federal tax benefit (at 21%)	$6,818	$6,323
Change in valuation allowance	(6,818)	(6,323)
Effect of rate change on Deferred Tax Asset	$—	$—

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2023, and 2022, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2023, 2022, 2021, and 2020.

NOTE 4 – COMMON STOCK TRANSACTIONS

There were no stock issuances in 2023 or 2022.

NOTE 5 – NOTES PAYABLE

Notes payable were $242,290 and $210,490 at December 31, 2023 and 2022, respectively. Accrued interest related to these notes payable totaled $119,877 and $102,307 as of December 31, 2023 and 2022, respectively. Interest expense for the years ended December 31, 2023 and 2022 totaled $17,569 and $16,109, respectively. During the years ended December 31, 2023 and 2022, the Company borrowed $25,800 and $9,000, respectively, from third parties and converted $6,000 and $6,000, respectively, of accounts payable into notes payable. Notes payable consists of legal and accounting fees and out-of-pocket costs incurred through third parties. These payables are non-collateralized, bear interest at 8%, and are due on demand. As such, these loans are classified as current on the Company’s Balance Sheet. No payments on principal or interest have been made to date.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company has not entered into or been engaged in any commitments or contingencies for the fiscal years ended December 31, 2023 and 2022. As such, no liability has been recorded on the financial statements for any contingent liability or commitment. The Company has read and addressed SAB Topic 5T and believes all contributed services provided have been accounted for.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 18, 2023, the Board of Directors (the “Board”) of C & C Tours, Inc. (“C & C Tours” or the “Company”) agreed to dismiss the Company’s independent registered public accounting firm, Pinnacle Accountancy Group of Utah (“Pinnacle”), effective as of December 18, 2023. Also on December 18, 2023, the Company engaged the accounting firm of Fruci & Associates II, PLLC as the Company’s new independent registered public accounting firm. The Board and the Company’s Audit Committee approved of the dismissal of Pinnacle and the engagement of Fruci & Associates II, PLLC.

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

For the year ended December 31, 2023, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Code of Ethics

Since we have only two persons serving as Directors and executive officers and because we have minimal operations, we have not adopted a code of ethics for our principal executive and financial officers. Our Board of Directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC and comply with applicable governmental laws and regulations.

Corporate Governance

We are a smaller reporting company with minimal operations and only two Directors and officers. As a result, we do not have a standing nominating committee for Directors, nor do we have an audit committee with an audit committee financial expert serving on that committee. Our entire Board of Directors acts as our nominating and audit committee.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our current principal executive officers did not receive compensation during the past fiscal years ended December 31, 2023 and 2022. None of our named executive officers received any cash or non-cash compensation during the past two years, nor did any executive officers have outstanding equity awards at year end. We currently have no employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following table sets forth the beneficial ownership of our outstanding Common Stock by our management. We are not aware of any person or group that beneficially owns more than 5% of our outstanding Common Stock. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act, and generally includes voting or investment power with respect to the securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of Common Stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 2,937,000 shares of Common Stock outstanding as of March ____, 2024.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed by our principal accounting firm, Fruci & Associates II, PLLC for 2023 audit only and Pinnacle Accountancy Group of Utah for the 2022 audit and 2023 10-Q reviews.

Pinnacle Accountancy Group of Utah/Fruci & Associates II, PLLC.
	2023	2023/2022
Audit fees	$6,000	7,100
Audit-related fees	—	—
Tax fees	—	—
All other fees	$—	$—

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

Date: April 15, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Brett D. Taylor

Brett D. Taylor

Principal Executive Officer

Principal Financial and Accounting Officer

Director and President

Date: April 15, 2024

By: /s/ J. William Peters

J. William Peters

Director and Secretary/Treasurer

Date: April 15, 2024

