Form 10-Q
period 2024-03-31
C & C TOURS, INC.
filed 2024-05-09
CIK 1430319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares outstanding of the registrant’s Common Stock as of May 6, 2024 was 2,937,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

C & C TOURS, INC.

Condensed Financial Statements

March 31, 2024

(Unaudited)

C & C TOURS, INC.

Condensed Balance Sheets

(Unaudited)

	MARCH 31, 2024	DEC 31, 2023
ASSETS
CURRENT ASSETS
Cash	$13,725	$17,225
Total current assets	13,725	17,225

TOTAL ASSETS	$13,725	$17,225

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$12,551	$6,000
Notes payable	242,290	242,290
Accrued interest	124,720	119,877
Total current liabilities	379,561	368,167
TOTAL LIABILITIES	379,561	368,167
Commitments and Contingencies	—	—

STOCKHOLDERS' DEFICIT
Common stock, 20,000,000 shares authorized at $.001 par value, 2,937,000 shares issued and outstanding	2,937	2,937
Additional paid-in capital	34,970	34,970
Accumulated deficit	(403,743)	(388,849)
Total stockholders' deficit	(365,836)	(350,942)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,725	$17,225

The accompanying notes are an integral part of these unaudited condensed financial statements.

C & C TOURS, INC.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2024	FOR THE THREE MONTHS ENDED MARCH 31, 2023
Revenues	$—	$—

Operating expenses
General and administrative	10,051	5,700
Total operating expenses	10,051	5,700

Loss from operations	(10,051)	(5,700)

Other income (expense)
Interest expense	(4,843)	(4,167)
Total other income (expense)	(4,843)	(4,167)

Loss before income taxes	(14,894)	(9,867)

Income tax expense	—	—

Net loss	$(14,894)	$(9,867)

Basic and diluted net loss per share	$(0.01)	$(0.00)

Basic and diluted weighted average shares outstanding	2,937,000	2,937,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

C & C TOURS, INC.

Condensed Statements of Stockholders’ Deficit

For the three months ended March 31, 2024 and 2023

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2022	2,937,000	$2,937	$34,970	$(356,380)	$(318,473)
Net loss for the three months ended March 31, 2023	—	—	—	(9,867)	(9,867)
Balance March 31, 2023	2,937,000	$2,937	$34,970	$(366,247)	$(328,340)

Balance December 31, 2023	2,937,000	$2,937	$34,970	$(388,849)	$(350,942)
Net loss for the three months ended March 31, 2024	—	—	—	(14,894)	(14,894)
Balance March 31, 2024	2,937,000	$2,937	$34,970	$(403,743)	$(365,836)

The accompanying notes are an integral part of these unaudited condensed financial statements.

C & C TOURS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2024	FOR THE THREE MONTHS ENDED MARCH 31, 2023
Cash Flows from Operating Activities
Net loss	$(14,894)	$(9,867)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable	6,551	1,500
Increase in accrued interest	4,843	4,167
Net cash used by operating activities	(3,500)	(4,200)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	—	8,900
Net cash provided by financing activities	—	8,900

Net Increase (decrease) in Cash	(3,500)	4,700

Cash at Beginning of Period	17,225	324

Cash at End of Period	$13,725	$5,024

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

C&C Tours, Inc.

Notes to the Condensed Financial Statements

March 31, 2024

(Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2024, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2023, audited financial statements as reported in its Form 10-K. The results of operations for the three-month period ended March 31, 2024, are not necessarily indicative of the operating results for the full year ended December 31, 2024.

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

NOTE 3 – NOTES PAYABLE

As of March 31, 2024, and December 31, 2023, notes payable were $242,290 and $242,290, respectively. The Company received $7,500 and $7,500 in note payable proceeds during the three months ended March 31, 2024, and 2023, respectively. These loans are due on demand and bear interest at the rate of 8%. Interest expense on the loans for the three months ended March 31, 2024 and 2023, were $4,843 and $4,167, respectively, resulting in accrued interest of $124,720 and $119,877 at March 31, 2024, and December 31, 2023, respectively.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have relied primarily upon other parties to provide loans and pay for operating expenses. At March 31, 2024, we had cash of $13,725 compared to $17,225 at December 31, 2023. Our total liabilities increased to $379,561 at March 31, 2024, compared to $368,167 at December 31, 2023. The increase in liabilities primarily represents advances and services provided by third parties and accrued interest.

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

Results of Operations

We did not record operating revenues in either 2024 or 2023. General and administrative expense for the three months ended March 31, 2024 (“2024 three-month period”), was $10,051 compared to $5,700 the three months ended March 31, 2023 (“2023 three-month period”).

Total other expense increased to $4,843 for the 2024 three-month period, compared to $4,167 for the 2023 three-month period. Total other expense represents interest expense related to notes payable.

Our net loss increased to $14,894 for the 2024 three-month period, compared to $9,867 for the 2023 three-month period. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At March 31, 2024, we reported notes payable totaling $242,230 representing services received, as well as cash advances received from third parties. All of the notes payable are uncollateralized, carry interest at 8% and are due on demand. Accrued interest related to these notes payable totaled $124,720 at March 31, 2024. No payments on principal or interest have been made to date.

A third-party consultant has provided professional services, paid for legal, accounting and administrative services on our behalf and/or provided advances to cover our operating costs. These accumulated services total $7,500 as of March 31, 2024, are not formally documented, have no repayment terms and thus we have recognized them as accounts payable.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: May 6, 2024	C & C TOURS, INC. By: /s/ Brett D. Taylor Brett D. Taylor President and Director Principal Financial Officer

