Form 10-Q
period 2024-09-30
C & C TOURS, INC.
filed 2024-11-21
CIK 1430319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑`	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: 000-54847

C & C TOURS, INC.

(Exact name of registrant as specified in its charter)

Wyoming (State or other jurisdiction of incorporation or organization)	87-0463118 (I.R.S. Employer Identification No.)
440 E 400 South, Ste 300, Salt Lake City, UT (Address of principal executive offices)	84111 (Zip code)

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

The number of shares outstanding of the registrant’s Common Stock as of November 19, 2024  was 2,937,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

C & C TOURS, INC.

Condensed Financial Statements

September 30, 2024

(Unaudited)

C & C TOURS, INC.

Condensed Balance Sheets

	SEPT 30, 2024 (Unaudited)	DEC 31, 2023
ASSETS
CURRENT ASSETS
Cash	$2,834	$17,225
Total current assets	2,834	17,225

TOTAL ASSETS	$2,834	$17,225

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$10,500	$6,000
Notes payable	242,290	242,290
Accrued interest	134,406	119,877
Total current liabilities	387,196	368,167
TOTAL LIABILITIES	387,196	368,167
Commitments and Contingencies	—	—

STOCKHOLDERS' DEFICIT
Common stock, 20,000,000 shares authorized at $.001 par value, 2,937,000 shares issued and outstanding	2,937	2,937
Additional paid-in capital	34,970	34,970
Accumulated deficit	(422,269)	(388,849)
Total stockholders' deficit	(384,362)	(350,942)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,834	$17,225

The accompanying notes are an integral part of these unaudited condensed financial statements.

C & C TOURS, INC.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2024	FOR THE THREE MONTHS ENDED SEPT 30, 2023	FOR THE NINE MONTHS ENDED SEPT 30, 2024	FOR THE NINE MONTHS ENDED SEPT 30, 2023
Revenues	$—	$—	$—	$—

Operating expenses
General and administrative	4,890	2,900	18,891	11,500
Total operating expenses	4,890	2,900	18,891	11,500

Loss from operations	(4,890)	(2,900)	(18,891)	(11,500)

Other income (expense)
Interest expense	(4,843)	(4,342)	(14,529)	(12,894)
Total other income (expense)	(4,843)	(4,342)	(14,529)	(12,894)

Loss before income taxes	(9,733)	(7,242)	(33,420)	(24,394)

Income tax expense	—	—	—	—

Net loss	$(9,733)	$(7,242)	$(33,420)	(24,394)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average shares outstanding	2,937,000	2,937,000	2,937,000	2,937,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

C & C TOURS, INC.

Condensed Statements of Stockholders’ Deficit

For the three, six & nine months ended September 30, 2024 and 2023

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2022	2,937,000	$2,937	$34,970	$(356,380)	$(318,473)
Net loss for the three months ended March 31, 2023	—	—	—	(9,867)	(9,867)
Balance March 31, 2023	2,937,000	$2,937	$34,970	$(366,247)	$(328,340)
Net loss for the six months ended June 30, 2023	—	—	—	(7,285)	(7,285)
Balance June 30, 2023	2,937,000	$2,937	$34,970	$(373,532)	$(335,625)
Net loss for the nine months ended Sept 30, 2023	—	$—	$—	$(7,242)	$(7,242)
Balance September 30, 2023	2,937,000	$2,937	$34,970	(380,774)	(342,867)

Balance December 31, 2023	2,937,000	$2,937	$34,970	$(388,849)	$(350,942)
Net loss for the three months ended March 31, 2024	—	—	—	(14,894)	(14,894)
Balance March 31, 2024	2,937,000	$2,937	$34,970	$(403,743)	$(365,836)
Net loss for the six months ended June 30, 2024	—	—	—	(8,793)	(8,793)
Balance June 30, 2024	2,937,000	$2,937	$34,970	$(412,536)	$(374,629)
Net loss for the nine months ended Sept 30, 2024	—	—	—	(9,733)	(9,733)
Balance Sept 30, 2024	2,937,000	$2,937	$34,970	(422,269)	(384,362)

The accompanying notes are an integral part of these unaudited condensed financial statements.

C & C TOURS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2024	FOR THE NINE MONTHS ENDED SEPT 30, 2023
Cash Flows from Operating Activities
Net loss	$(33,420)	$(24,394)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable	4,500	4,501
Increase in accrued interest	14,529	12,894
Net cash used by operating activities	(14,391)	(6,999)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	—	16,300
Net cash provided by financing activities	—	16,300

Net Increase (decrease) in Cash	(14,391)	9,301

Cash at Beginning of Period	17,225	324

Cash at End of Period	$2,834	$9,625

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

C&C Tours, Inc.

Notes to the Condensed Financial Statements

September 30, 2023

(Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2024 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2023 audited financial statements as reported in its Form 10K. The results of operations for the nine-month period ended September 30, 2024 are not necessarily indicative of the operating results for the full year ended December 31, 2024.

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

NOTE 3 – NOTES PAYABLE

As of September 30, 2024, and December 31, 2023, notes payable were $242,150 and $242,150, respectively. The Company received $4,500 and $9,000 in note payable proceeds during the nine months ended September 30, 2024 and 2023, respectively. These loans are due on demand and bear interest at the rate of 8%. Interest expense on the loans for the nine months ended September 30, 2024 and 2023, were $14,529 and $12,894, respectively, resulting in accrued interest of $134,406 and $119,877 at September 30, 2024 and December 31, 2023, respectively.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have relied primarily upon other parties to provide loans and pay for operating expenses. At September 30, 2024 we had cash of $2,834 compared to $17,225 at December 31, 2023. Our total liabilities increased to $387,196 at September 30, 2024 compared to $368,167 at December 31, 2023. The increase in liabilities primarily represents advances and services provided by third parties and accrued interest.

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

During the next 12 months, we anticipate incurring additional costs related to the filing of Exchange Act reports. We believe we will be able to meet these costs through advances and loans provided by management, significant stockholders or third parties. We may also rely on the issuance of our Common Stock in lieu of cash to convert debt or pay for expenses.

Results of Operations

We did not record revenues in either the nine months ended September 30, 2024, or in 2023. General and administrative expense for the nine months ended September 30, 2024 was $18,891 compared to $11,500 the nine months ended September 30, 2023. General and administrative expense for the three months ended September 30, 2024 was $4,890 compared to $2,900 for the three months ended September 30, 2023.

Total other expense increased to $ 14,529 for the September 30, 2024 Nine-Month Period compared to $12,894 for the September 30, 2023 Nine-Month Period. Total other expense increased to $4,843 for the September 30, 2024 Third Quarter compared to $4,342 for the September 30, 2023 Third Quarter. Total other expense represents interest expense related to notes payable.

Our net loss increased to $33,420 for the September 30, 2024 Nine-Month Period compared to $24,394 for the September 30, 2023 Nine-Month Period. Our net loss increased to $9,733 for the September 30, 2024 Third Quarter compared to $7,242 for the September 30, 2023 Third Quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At September 30, 2024 we reported notes payable totaling $242,290 representing services received, as well as cash advances received from third parties. All of the notes payable are uncollateralized, carry interest at 8% and are due on demand. Accrued interest related to these notes payable totaled $134,406 at September 30, 2024. No payments on principal or interest have been made to date.

A third-party consultant has provided professional services, paid for legal, accounting and administrative services on our behalf and/or provided advances to cover our operating costs. These accumulated services total $10,500 as of September 30, 2024, are not formally documented, have no repayment terms and thus we have recognized them as accounts payable.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting(as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 21, 2024	C & C TOURS, INC. By: /s/ Brett D. Taylor Brett D. Taylor President and Director Principal Financial Officer

